Form 10-Q
period 1995-08-31
GLOBUS GROWTH GROUP INC
filed 1995-10-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED August 31, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ____ to _____

                          Commission File Number  0-9987


                            GLOBUS GROWTH GROUP, INC.
             (Exact name of registrant as specified in its charter)


           New York                                          13-2949462
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


44 West 24th Street, New York, NY                              10010
(Address of principal executive offices)                     (zip code)

                                 (212) 243-1000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes [ ]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 121,690 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                                                  August 31,            February 28,
                                                                                                     1995                   1995
                                                                                                 -----------            -----------
ASSETS                                                                                           (Unaudited)            (See Note 1)
Cash                                                                                                      $0                 $6,000
Investments in Securities (Note 3)                                                                $1,638,000             $1,489,000
Due from Broker                                                                                       $2,000                $62,000
Other Assets                                                                                          $6,000                $11,000
                                                                                                 -----------            -----------
TOTAL                                                                                             $1,646,000             $1,568,000
                                                                                                 ===========            ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                                                             $764,000               $721,000
  Loans payable to officers/shareholders                                                            $703,000               $762,000
  Demand loan payable to related party                                                              $392,000               $384,000
  Due to Broker                                                                                     $154,000                     $0
                                                                                                 -----------            -----------
Total Liabilities                                                                                 $2,013,000             $1,867,000
                                                                                                 -----------            -----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 8/31/95                                                      $25,000                $25,000
Additional paid in capital                                                                        $2,747,000             $2,747,000
Treasury Stock, 121,690 shares at 8/31/95                                                           ($35,000)              ($34,000)
Accumulated earnings (deficit)                                                                   ($3,104,000)           ($3,037,000)
                                                                                                 -----------            -----------
Total stockholders' equity                                                                         ($367,000)             ($299,000)
                                                                                                 -----------            -----------
TOTAL                                                                                             $1,646,000             $1,568,000
                                                                                                 ===========            ===========



(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
      (Unaudited)

                                                                          Three Months                            Six Months
                                                                         Ended August 31,                       Ended August 31,
                                                                    1995               1994               1995               1994
                                                                -----------        -----------        -----------        -----------
Gain (loss) on investments:
   Realized                                                        ($31,000)           ($5,000)          ($33,000)            $2,000
   Unrealized                                                      $240,000            $72,000            $86,000           $208,000
                                                                -----------        -----------        -----------        -----------
Total                                                              $209,000            $67,000            $53,000           $210,000
Dividend Income                                                          $0             $2,000             $1,000             $6,000
Interest Income                                                          $0                 $0                 $0                 $0
Consulting and other income                                          $3,000             $8,000             $5,000            $13,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                              $212,000            $77,000            $59,000           $229,000

Expenses:
   General and administrative                                       $41,000            $59,000            $99,000           $114,000
   Interest                                                         $14,000            $13,000            $27,000            $26,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                               $55,000            $72,000           $126,000           $140,000

Income (loss) from operations before taxes                         $157,000             $5,000           ($67,000)           $89,000
Benefit/(Provision) for taxes                                            $0                 $0                 $0                 $0
                                                                -----------        -----------        -----------        -----------
Net earnings (loss)                                                $157,000             $5,000           ($67,000)           $89,000
                                                                -----------        -----------        -----------        -----------


Net (Loss) per share of common stock                                  $0.07              $0.00             ($0.03)             $0.04
Weighted Average Number of shares of
    Stock Outstanding                                             2,377,310          2,395,048          2,383,199          2,396,429
                                                                -----------        -----------        -----------        -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
     (Unaudited)

                                                                                                                 Six Months
                                                                                                               Ended August 31,
                                                                                                         1995                1994
                                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                                ($67,000)           $89,000
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
            operating activities:
            Depreciation and amortization                                                                 $1,000             $1,000
            Realized (gain) loss on investments                                                          $33,000          ($208,000)
            Unrealized (gain) loss on investments                                                       ($86,000)           ($2,000)
            Increase in accounts payable, accrued expenses and accrued interest
                on loans                                                                                 $65,000            $69,000
            (Increase) decrease in prepaid assets                                                         $4,000            $22,000
                                                                                                       ---------          ---------

            Net cash (used in) operating activities                                                     ($50,000)          ($29,000)
            ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                                                         ($185,000)         ($135,000)
       Purchase of property and equipment                                                                     $0                 $0
       Proceeds from sale of investments                                                                 $89,000           $208,000
                                                                                                       ---------          ---------

            Net cash provided by (used in) investing activities                                         ($96,000)           $73,000
            ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                                              ($50,000)                $0
       Increase (decrease) in loans payable to officers/shareholders                                    ($23,000)           ($3,000)
       Borrowing from broker                                                                            $214,000                 $0
       Purchase of treasury stock                                                                        ($1,000)                $0
       Borrowing from related party                                                                           $0           ($20,000)
                                                                                                       ---------          ---------

            Net cash provided by (used in) financing activities                                         $140,000           ($23,000)
            ------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash                                                                          ($6,000)           $21,000

Cash - beginning of period                                                                                $6,000                 $0

Cash - end of period                                                                                          $0            $21,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                                          $0                 $0
            Income Taxes                                                                                  $1,000             $1,000

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.     Notes to Condensed Financial Statements
                                             (Unaudited)         August 31, 1995

Note 1 - Basis of Condensed Information

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 1995, the results of operations for the three and six months ended August 31, 1995 and 1994, and statement of cash flows for the six months ended August 31, 1995 and 1994.

         The results of operations for the six months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 28, 1995.

         The balance sheet at February 28, 1995 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.


Note 2 - Earnings Per Share

         Per share data are based on the weighted average number of common shares outstanding during the period. Common equivalent shares (options and warrants) would be anti-dilutive and are therefore excluded from the calculations.


Note 3 - Investments

         As of February 28, 1995 and August 31, 1995, investments are carried at value, which, for readily marketable securities are related to market quotations. Investments in restricted securities and securities which are not readily marketable are carried at fair value determined by the Board of Directors.

         (Continued on next page)

GLOBUS GROWTH GROUP, INC.     Notes to Condensed Financial Statements
                                             (Unaudited)         August 31, 1995

Note 3 - (continued)

                                                                   August 31,                               February 28,
                                                                     1995                                       1995
                                                                     ----                                       ----
                                                   No. Shares        Value          Cost      No. Shares       Value         Cost
                                                   -----------    ----------    ----------    ----------    ----------    ----------
Common Stock
    Catamount Brewing Co.                              23,215       $176,000      $176,000        23,215      $176,000      $176,000
    Interface Systems Inc.                                775         $4,000        $7,000        14,775      $113,000      $128,000
    Kimeragen, Inc.                                       414        $70,000       $70,000
    Nematron Corp.                                     16,925        $57,000       $30,000        16,925       $27,000       $30,000
    Globus Studios, Inc.                              144,850         $4,000            $0       144,850        $4,000            $0
    Energy Research, Inc.                              86,000*      $946,000      $100,000        86,000      $903,000      $100,000
    Plasmaco, Inc. - Common                             3,322         $1,000      $410,000         3,322        $1,000      $410,000
                                                                  ----------    ----------                  ----------    ----------
Total Common Stock                                                $1,258,000      $793,000                  $1,224,000      $844,000

Preferred Stock
    Kimeragen, Inc. Preferred A                           113        $75,000       $75,000
    Plasmaco, Inc. - Preferred Series A               228,178       $115,000       $40,000       228,178      $115,000       $40,000
    Proscure, Inc. Series A Conv. Pfd.                 61,000        $86,000       $86,000        61,000       $86,000       $86,000
    Proscure, Inc. Series B Conv. Pfd.                 53,334        $80,000       $80,000        26,667       $40,000       $40,000
                                                                  ----------    ----------                  ----------    ----------
Total Preferred Stock                                               $356,000      $281,000                    $241,000      $166,000


Stock Purchase Warrant
     Glycan Pharmaceuticals, Inc.                      37,500        $17,000       $17,000        37,500       $17,000       $17,000
     Proscure Inc.                                     75,000         $7,000        $7,000        75,000        $7,000        $7,000
                                                                  ----------    ----------                  ----------    ----------
Total Warrants                                                       $24,000       $24,000                     $24,000       $24,000

Total Investments - Fair  value                                   $1,638,000    $1,098,000                  $1,489,000    $1,034,000
                                                                  ----------    ----------                  ----------    ----------



*NOTE: As at August 31, 1995, 30,000 shares of Energy Research Corporation are held as collateral for a loan at Loeb Partners.

GLOBUS GROWTH GROUP, INC.     Notes to Condensed Financial Statements
                                             (Unaudited)         August 31, 1995


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




Analysis of Results of Operations

     Prior to fiscal 1987, the Company was engaged in the camera and photography business. On February 28, 1986, the Company sold its operating business to an affiliated company and since that date the Company's principal activity has been the making of investments in other companies.

     At August 31, 1995, the Company had total assets of $1,646,000 compared to total assets of $1,568,000 as at February 28, 1995. Included in total assets at such dates were investments in securities of $1,638,000 for the six month period ended August 31, 1995 and $1,489,000 for the year ended February 28, 1995. Shareholders equity at such dates was ($367,000) for the six month period ended August 31, 1995 and ($299,000) for the year ended February 28, 1995. Gain on investments amounted to $53,000 for the six month period ended August 31, 1995 as compared to a gain of $210,000 for the six month period ended August 31, 1994. Included in such gains (losses) were ($33,000) of realized loss and $86,000 of unrealized gain for the six month period ended August 31, 1995 compared to $2,000 of realized gain and $208,000 of unrealized gain for the six month period ended August 31, 1994. Operating expenses, including interest charges, amounted to $126,000 for the 1995 six month period and $140,000 for the 1994 six month period. Income (loss) from operations, both before and after provision for taxes, was ($67,000) for the six month period ended August 31, 1995 compared to a gain of $89,000 for the six month period ended August 31, 1994. Net earnings (loss) per share were ($0.03) for the 1995 six month period compared to a gain of $0.04 for the comparable 1994 period. The weighted average number of shares of Common Stock outstanding at August 31, 1995 was 2,383,199 and 2,396,429 at August 31, 1994.


Analysis of Financial Condition

     The Company's liquidity position has been eroded principally because of adverse factors appertaining to certain of its investments. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon: (i) the market value and marketability of its investment in Interface Systems, Inc. (which market value, as at August 31, 1995 had declined from book cost); (ii) the market value and future ability of the Company to sell its position in Energy Research, Inc. and Nematron Corp.; and (iii) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company (chiefly Stephen E. Globus) to continue to make loans to the Company. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $703,000 at August 31, 1995, a decrease of $59,000 from $762,000 at February 28, 1995. This decrease was due to a $50,000 loan repayment to Stephen E. Globus, a $33,000 charge to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the six month period (reference is made to Note G of Form 10K for the year ended February 28, 1995), an increase of $10,000 in loans, plus accrued interest of approximately $14,000. As at August 31, 1995, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $392,000, including accrued interest.

GLOBUS GROWTH GROUP, INC.     Notes to Condensed Financial Statements
                                             (Unaudited)         August 31, 1995


     The Company has also pledged 30,000 shares of Energy Research Corporation as collateral for a loan from Loeb Partners in the amount of $150,000, plus approximately $5,200 in interest expense during the six month period ended August 31, 1995.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent possible sales of stock of Interface Systems, Inc., and of Energy Research, Inc. and of Nematron Corporation and continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 1995, to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.


PART II - Other Information

Item 6. Exhibits and Reports on Form 8K

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    October 15, 1995


                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)


                                                               RICHARD D. GLOBUS
                                                             President, Director