Form 10-Q/A
period 1995-08-31
GLOBUS GROWTH GROUP INC
filed 1995-11-28
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 121,690 held in treasury)

     THIS FORM 10-Q/A AMENDS PART II, ITEMS 6(A) OF THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 31, 1995 TO INCLUDE
EXHIBIT 27, THE FINANCIAL DATA SCHEDULE REQUIRED BY ITEM 601(C) OF REGULATION S-K AND RULE 401 OF REGULATION S-T.