Form 10-Q
period 1995-11-30
GLOBUS GROWTH GROUP INC
filed 1996-01-16
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 1995

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from _______ to ______

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   Yes _____     No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 121,690 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                                                 November 30,           February 28,
                                                                                                    1995                    1995
                                                                                                 ------------           ------------
ASSETS                                                                                           (Unaudited)            (See Note 1)

Cash                                                                                                  $2,000                 $6,000
Investments in Securities (Note 3)                                                                $1,621,000             $1,489,000
Due from Broker                                                                                           $0                $62,000
Other Assets                                                                                         $11,000                $11,000
                                                                                                 -----------            -----------
TOTAL                                                                                             $1,634,000             $1,568,000
                                                                                                 ===========            ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                                                             $780,000               $721,000
  Loans payable to officers/shareholders                                                            $689,000               $762,000
  Demand loan payable to related party                                                              $396,000               $384,000
  Due to Broker                                                                                     $130,000                     $0
                                                                                                 -----------            -----------
Total Liabilities                                                                                 $1,995,000             $1,867,000
                                                                                                 -----------            -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/95                                                     $25,000                $25,000
Additional paid in capital                                                                        $2,747,000             $2,747,000
Treasury Stock, 121,690 shares at 11/30/95                                                          ($35,000)              ($34,000)
Accumulated earnings (deficit)                                                                   ($3,098,000)           ($3,037,000)
                                                                                                 -----------            -----------
Total stockholders' equity                                                                         ($361,000)             ($299,000)
                                                                                                 -----------            -----------
TOTAL                                                                                             $1,634,000             $1,568,000
                                                                                                 ===========            ===========


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
      (Unaudited)

                                                                         Three Months                          Nine Months
                                                                        Ended November 30,                  Ended November 30,
                                                                    1995               1994               1995              1994
                                                                -----------        -----------        -----------        -----------
Gain (loss) on investments:
   Realized                                                         $47,000             $8,000            $14,000            $10,000
   Unrealized                                                      ($12,000)          ($13,000)           $74,000           $195,000
                                                                -----------        -----------        -----------        -----------
Total                                                               $35,000            ($5,000)           $88,000           $205,000
Dividend Income                                                          $0             $1,000             $1,000             $7,000
Interest Income                                                          $0                 $0                 $0                 $0
Consulting and other income                                         $23,000             $2,000            $28,000            $15,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                               $58,000            ($2,000)          $117,000           $227,000

Expenses:
   General and administrative                                       $39,000            $56,000           $138,000           $170,000
   Interest                                                         $13,000            $12,000            $40,000            $38,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                               $52,000            $68,000           $178,000           $208,000

Income (loss) from operations before taxes                           $6,000           ($70,000)          ($61,000)           $19,000
Benefit/(Provision) for taxes                                            $0                 $0                 $0                 $0
                                                                -----------        -----------        -----------        -----------
Net earnings (loss)                                                  $6,000           ($70,000)          ($61,000)           $19,000
                                                                -----------        -----------        -----------        -----------


Net (Loss) per share of common stock                                  $0.00             ($0.03)            ($0.03)             $0.01
Weighted Average Number of shares of
    Stock Outstanding                                             2,377,310          2,394,510          2,381,250          2,395,794
                                                                -----------        -----------        -----------        -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
     (Unaudited)

                                                                                                                 Nine Months
                                                                                                             Ended November 30,
                                                                                                            1995             1994
                                                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                                  ($61,000)         $19,000
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
            operating activities:
            Depreciation and amortization                                                                   $2,000           $2,000
            Realized (gain) loss on investments                                                           ($14,000)       ($195,000)
            Unrealized (gain) loss on investments                                                         ($74,000)        ($10,000)
            Increase in accounts payable, accrued expenses and accrued interest
                on loans from officers/shareholders and broker                                             $99,000         $106,000
            (Increase) decrease in prepaid assets                                                          ($2,000)         $23,000
                                                                                                         ---------        ---------

            Net cash (used in ) operating activities                                                      ($50,000)        ($55,000)
            ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                                                           ($185,000)       ($135,000)
       Purchase of property and equipment                                                                       $0               $0
       Proceeds from sale of investments                                                                  $141,000         $282,000
                                                                                                         ---------        ---------

            Net cash provided by (used in ) investing activities                                          ($44,000)        $147,000
            ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                                                ($70,000)              $0
       Increase (decrease) in loans payable to officers/shareholders                                      ($23,000)        ($56,000)
       Borrowing from broker                                                                              $150,000               $0
       Repayment to broker                                                                                ($28,000)              $0
       Payment from broker                                                                                 $62,000               $0
       Purchase of treasury stock                                                                          ($1,000)              $0
       Borrowing from related party                                                                             $0         ($20,000)
                                                                                                         ---------        ---------

            Net cash provided by (used in) financing activities                                            $90,000         ($76,000)
            ------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                            ($4,000)         $16,000

Cash - beginning of period                                                                                  $6,000               $0

Cash - end of period                                                                                        $2,000          $16,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                                            $0               $0
            Income Taxes                                                                                      $729             $729


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.    Notes to Condensed Financial Statements (Unaudited)
                                                               November 30, 1995


Note 1 -  Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 1995, the results of operations for the three and nine months ended November 30, 1995 and 1994, and statement of cash flows for the nine months ended November 30, 1995 and 1994.

          The results of operations for the nine months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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


Note 3 -  Investments

          As of February 28, 1995 and November 30, 1995, investments are carried at value, which, for readily marketable securities are related to market quotations. Investments in restricted securities and securities which are not readily marketable are carried at fair value determined by the Board of Directors.

          (Continued on next page)

GLOBUS GROWTH GROUP, INC.    Notes to Condensed Financial Statements (Unaudited)
                                                               November 30, 1995

Note 3 - (continued)

                                                            November 30,                             February 28,
                                                               1995                                     1995
                                                              ------                                   ------
                                                   No. Shares         Value         Cost      No. Shares        Value         Cost
                                                   ----------     ----------    ----------    ----------    ----------      --------
Common Stock
   Catamount Brewing Co.                               23,215       $176,000      $176,000        23,215      $176,000      $176,000
   Interface Systems Inc.                                 775         $5,000        $7,000        14,775      $113,000      $128,000
   Kimeragen, Inc.                                        414        $70,000       $70,000
   Nematron Corp.                                      16,925        $74,000       $30,000        16,925       $27,000       $30,000
   Globus Studios, Inc.                               144,850         $4,000            $0       144,850        $4,000            $0
   Energy Research, Inc.                               81,000*      $911,000      $100,000        86,000      $903,000      $100,000
   Plasmaco, Inc. - Common                              3,322         $1,000      $410,000         3,322        $1,000      $410,000
                                                                  ----------    ----------                  ----------    ----------
Total Common Stock                                                $1,241,000      $793,000                  $1,224,000      $844,000

Preferred Stock
   Kimeragen, Inc. Preferred A                            113        $75,000       $75,000
   Plasmaco, Inc. - Preferred Series A                228,178       $115,000       $40,000       228,178      $115,000       $40,000
   Proscure, Inc. Series A Conv. Pfd.                  61,000        $86,000       $86,000        61,000       $86,000       $86,000
   Proscure, Inc. Series B Conv. Pfd.                  53,334        $80,000       $80,000        26,667       $40,000       $40,000
                                                                  ----------    ----------                  ----------    ----------
Total Preferred Stock                                               $356,000      $281,000                    $241,000      $166,000


Stock Purchase Warrant
   Glycan Pharmaceuticals, Inc.                        37,500        $17,000       $17,000        37,500       $17,000       $17,000
   Proscure Inc.                                       75,000         $7,000        $7,000        75,000        $7,000        $7,000
                                                                  ----------    ----------                  ----------    ----------
Total Warrants                                                       $24,000       $24,000                     $24,000       $24,000

Total Investments - Fair  value                                   $1,621,000    $1,098,000                  $1,489,000    $1,034,000
                                                                  ----------    ----------                  ----------    ----------


*NOTE:  As at November 30, 1995, 30,000 shares of Energy Research Corporation are held as collateral for a loan at Loeb Partners.


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

     At November 30, 1995, the Company had total assets of $1,634,000 compared to total assets of $1,568,000 as at February 28, 1995. Included in total assets at such dates were investments in securities of $1,621,000 for the nine month period ended November 30, 1995 and $1,489,000 for the year ended February 28, 1995. Shareholders equity at such dates was ($361,000) for the nine month period ended November 30, 1995 and ($299,000) for the year ended February 28, 1995. Gain on investments amounted to $88,000 for the nine month period ended November 30, 1995 as compared to a gain of $205,000 for the nine month period ended November 30, 1994. Included in such gains (losses) were $14,000 of realized gain and $74,000 of unrealized gain for the nine month period ended November 30, 1995 compared to $10,000 of realized gain and $195,000 of unrealized gain for the nine month period ended November 30, 1994. Operating expenses, including interest charges, amounted to $178,000 for the 1995 nine month period and $208,000 for the 1994 nine month period. Income (loss) from operations, both before and after provision for taxes, was ($61,000) for the nine month period ended November 30, 1995 compared to $19,000 for the nine month period ended November 30, 1994. Net earnings (loss) per share were ($0.03) for the 1995 nine month period compared to a gain of $0.01 for the comparable 1994 period. The weighted average number of shares of Common Stock outstanding at November 30, 1995 was 2,381,250 and 2,395,794 at November 30, 1994.


Analysis of Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon: (i) the market value and future ability of the Company to sell its position in Energy Research, Inc. and Nematron Corp.; and (ii) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company (chiefly Stephen E. Globus) to continue to make loans to the Company. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $689,000 at November 30, 1995, a decrease of $73,000 from $762,000 at February 28, 1995. This decrease was due to a $70,000 loan repayment to Stephen E. Globus, a $49,500 charge to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the nine month period (reference is made to Note G of Form 10K for the year ended February 28, 1995); which decrease was somewhat offset by an increase of $27,000 in such loans, plus accrued interest of approximately $20,000. As at November 30, 1995, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $396,000, including accrued interest. An additional factor affecting the Company's liquidity position during the nine-month period ending November 30, 1995 was the purchase of new and the making of additional investments (i.e., Kimeragen, Inc. and Proscure, Inc.).

     The Company pledged 20,000 shares of Energy Research Corporation in March 1995 and an additional 10,000 shares in May 1995 as collateral for a loan from Loeb Partners in the amount of $150,000, plus approximately $8,000 for interest expense during the nine month period ended November 30, 1995. This loan was reduced by approximately $28,000 of sales proceeds of Energy Research Corporation in September 1995.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent possible sales of stock of Energy Research, Inc. and of Nematron Corporation and continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 1995, to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.




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

Date:  January 15, 1996



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