Form 10-K
period 1996-02-29
GLOBUS GROWTH GROUP INC
filed 1996-05-30
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) -- For the fiscal year ended February 29, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission file number 0-9987

                            GLOBUS GROWTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  New York                               13-2949462
         (State of incorporation)            (I.R.S Employer Identification No.)

44 West 24th Street, New York, NY                             10010
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code - (212) 243-1000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $.01 Par Value
               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates as at April 19, 1996 was approximately $65,634 (525,068 shares at $.125 per share). The number of shares of the Registrant's Common Stock outstanding as at April 19, 1996 was 2,365,860 (excluding 133,140 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to market value was computed by reference to a bid price of $.125 per share contained in the "Pink Sheets" published by the National Quotation Bureau dated April 19, 1996 (there being no published price at which the stock was sold, or any published average bid and asked prices of such stock as of such date).

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 26 Pages

                                     PART I


Item 1.  BUSINESS

General Background

         The Company, a New York corporation, was organized on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which is its present name.

         On February 27, 1986, the stockholders of the Company approved the divestiture and sale of those assets of the Company as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 31, 1988, the Company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). For a summary description of certain restrictions imposed upon a BDC by the 1940 Act, reference should be made to "Governmental Regulation" elsewhere herein. For a summary description of the risk factors involved in an investment in the securities of a BDC due to the nature of such a company's investment portfolio, reference should be made to "Risk Factors Involved In Investing In A BDC" elsewhere herein.

Investment Portfolio

         As at February 29, 1996, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Catamount Brewing Company - a privately held beer brewing company located in White River Junction, Vermont. Operations of the brewery commenced on January 22, 1987, and the plant is presently operating at full capacity. Sales of the product are presently being made principally in Vermont, New Hampshire and Massachusetts. A small secondary sales market for the product also occurs in parts of Connecticut, New York, Rhode Island, New Jersey and Washington, D.C. Richard D. Globus, an officer and director of the Company is also a director of Catamount, and various members of the Globus family, as well as one other member of the Board of Directors of the Company are also stockholders of Catamount.

(ii) Interface Systems, Inc. - a publicly held company that provides interfacing solutions for proprietary computer architectures (such as IBM mainframes) and other peripheral devices such as printers, PC's, cash registers and open systems computers. Its products consist of hardware and proprietary software; including a laser printer product line and software that interfaces a Unix-based workstation with an IBM mainframe. Various members of the Globus family are also stockholders of Interface.

(iii) Nematron Corporation - In February, 1993, the Company received 16,925 shares of Nematron Corporation, formerly a wholly owned subsidiary of Interface Systems, as a "spin-off" distribution from Interface. Nematron is principally engaged in the design, manufacture and marketing of industrial products consisting primarily of industrial computers and industrial terminals which are used for the purpose of industrial manufacturing and process automation, specifically as it relates to operator-machine interface applications. By reason of the "spin-off" distribution, Nematron is presently a publicly held company. Various members of the Globus family are also stockholders of Nematron.

(iv) Energy Research Corp. - a designer and manufacturer of various types of energy storage, supply and generating devices and systems; including fuel cells, which is a device that converts the energy of a fuel directly to electricity and heat without combustion. In July, 1992 such Company completed an initial public offering of its securities.

(v) Proscure, Inc. - a privately held non-affiliated development stage company, founded in 1994, at the behest of its majority stockholder, Glycan Pharmaceuticals, Inc., for the purpose of engaging in research and development in the field of discovery and clinical development of products for the treatment and diagnosis of cancer. To date, efforts have related to a series of studies in mice for the purpose of assessing the ability of certain lead compounds to inhibit human prostate carcinoma, human colon carcinoma and a murine melanoma. In connection with its investment in Proscure, Inc., the Company also acquired a number of stock purchase warrants of Glycan Pharmaceuticals, Inc. One of the directors of the Company is also a stockholder of Proscure.

(vi) Kimeragen, Inc. - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases.

         For additional information concerning each of the above specified investments, reference should be made to Note B of the Notes to Financial Statements contained elsewhere herein.

         During the past fiscal year the Company disposed of its holdings in Plasmaco, Inc. by selling such holdings to a non-affiliated entity. The Company's holdings in Plasmaco, which had a book cost basis to the Company of approximately $450,000, were sold for the sum of approximately $1,294,000. See Note B of the Notes to Financial Statements contained elsewhere herein.

         During the past fiscal year the Company disposed of its holdings in Integrated Images, Inc. (which had been written off previously) and its holdings in Globus Studios, Inc. (which had been written down previously to $4,000) by exchanging such holdings for 11,450 shares of the Company's Common Stock, which shares are now held in the Treasury of the Company. (Globus Studios, Inc. is an entity controlled by Messrs. Stephen, Richard and Ronald Globus, who are brothers.)

Valuation of Investments

         Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board. See also Notes A and B of Notes To Financial Statements eleswhere herein.

         The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 29, 1996, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 1995 are also set forth. Investments listed in the table include only those the value of which, as at February 29, 1996, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                      Basis
                                2/29/96           2/28/95            Employed
                                -------           -------            --------

Catamount Brewing Company      176,000  (1)      176,000  (1)       Fair Value
Interface Systems, Inc.         12,000  (2)      113,000  (2)        Market
Nematron Corporation           127,000  (3)       27,000  (3)        Market
Energy Research Corp.          891,000  (4)      903,000  (4)        Market
Proscure, Inc.                 173,000  (5)      133,000  (5)       Fair Value
Glycan Pharmaceuticals, Inc.    17,000  (6)       17,000  (6)       Fair Value
Kimeragen, Inc.                294,000  (7)        ---              Fair Value
                               ---------       ---------
                               1,690,000       1,369,000

Notes to Table:

(1)  Represents equity investment - 23,215 shares owned at each date.
(2) Represents equity investment - 775 shares owned at 2/29/96 and 14,775 shares at 2/28/95.
(3)  Represents equity investment - 16,925 shares owned at each date.
(4) Represents equity investment - 81,000 shares owned at 2/29/96 and 86,000 owned at 2/28/95.
(5) Represents equity investment - 61,000 shares of Series A Convertible Preferred Stock; 75,000 Common Stock Purchase Warrants exercisable until August 31, 2000 at $3.75 per share; and 53,334 shares of Series B Convertible Preferred Stock (26,667 shares at 2/28/95).
(6) Represents equity investment - 37,500 Common Stock Purchase Warrants exercisable until June 23, 2000 at $4.50 per share.
(7) Represents equity investment - 414 shares of Common Stock; 55,000 shares of Class A Common Stock; and 113 shares of Preferred Stock.

Because of valuation factors, increases or decreases in the dollar amount of any particular investment, business judgment, and other investment decision factors, the amount of the Company's interest in any particular investee may vary from time to time.

Governmental Regulation

         The 1940 Act imposes many and varied restrictions on the activities of a BDC, including restrictions on the nature of its investments. Some, but not all, of the restrictions imposed on the activities of a BDC by such Act are described in the following three paragraphs.

         Generally speaking, the 1940 Act prohibits a BDC from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that a BDC may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of its assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies (as defined in the 1940 Act) at the time that the BDC acquired their securities; (ii) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies;
(iii) securities acquired as follow-on investments in companies that were eligible at the time of the BDC's initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and
(v) cash items, Government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.

         A BDC is permitted, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in such Act, is at least 200% after the issuance of the debt or the preferred stock.

         A majority of the members of the Board of Directors of a BDC must not be "interested persons" of the BDC as that term is defined in the 1940 Act. Most transactions involving a BDC and its affiliates (as well as affiliates of those affiliates) require the prior approval of a majority of the BDC's independent directors and a majority of the directors having no financial interest in such transactions. Some transactions involving certain closely affiliated persons of the BDC, including its directors, officers and employees, still require the prior approval of the Securities and Exchange Commission (the "Commission"). In general, (a) any person who owns, controls, or holds with power to vote, more than 5% of a BDC's outstanding Common Stock, (b) any director, executive officer or general partner of that person, and (c) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of the BDC's independent directors, and, in some instances, the prior approval of the Commission, before engaging in certain transactions involving the BDC or any company controlled by the BDC.

Risk Factors Involved In Investing In A BDC

         Due to the nature of the usual investment portfolio of a BDC similar to the limited size and scope of the Company, an investment in the securities of such a BDC involves a degree of risk that exceeds the risks involved in investing in an operating company. Since the Company has elected to become a BDC, such risks are now applicable to the securities of the Company. The following, generally speaking, includes some, but not all, of such risks:

         (a) The usual principal business objective of a BDC is to seek long-term capital appreciation by making venture capital investments primarily in new and developing companies which management of the BDC believes offer significant long term potential for capital appreciation.

         (b) An investment in a development stage company or in a new and developing company subjects the BDC to a number of the same risks to which such investee entity is subject, namely: (i) the problems, expenses, difficulties, complications and delays that can be expected to be encountered by such an entity in connection with the attempted development of a commercially viable product and bringing such product to market, (ii) possible need by such entity of additional financing, (iii) competition encountered by such entity, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel.

         (c) Many of the securities acquired by a BDC are "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and cannot be resold without compliance with the Securities Act. Such restrictions on resale will most likely adversely affect the liquidity and marketability of such securities. Registration for sale of restricted securities under the Securities Act is within the sole province of the issuer concerned. Such registration is likely to be a time-consuming and expensive process and the BDC in certain cases may have to bear the expense of such registration. In addition, a BDC always bears the risk, because of the delays inherent in the registration process, that it will be unable to resell the securities held by it, or that it will not be able to obtain an attractive price for them. In the event the BDC is unable to cause the securities to be registered for resale, it will have to seek to rely upon an exemption from registration. Among other exemptions, Rule 144 promulgated under the Securities Act imposes a two-year holding period prior to the sale of restricted securities and establishes volume limitations on the amount of any restricted securities that can be sold within certain defined time periods. Furthermore, there cannot be any assurance that there ever will be a market for the securities held by a BDC; or if a market should develop, that such market will be an established market and able to absorb the sale of a sizable amount of securities.

         (d) It may become necessary to make additional investments in investee companies so as to protect a prior investment. Such follow-on investments may limit the number of companies in which a small size BDC has the financial ability to invest. Furthermore, a BDC with limited funds available may not have sufficient funds to make as many follow-on investments as it deems necessary and any follow-on investments which it makes may not be sufficient to protect its prior investments in such entity, with the result that it may experience significant losses in such investments. A decision not to make a particular follow-on investment, or the financial inability to make it, may have a material adverse impact on the investee.

         (e) A BDC similar in size and scope to the Company is a "closed-end non-diversified company" as that term is defined in the 1940 Act. Such small size prevents it from being able to commit its funds to the acquisition of securities of a large number of companies and prevents it from being able to achieve the same type of diversification as larger entities engaged in venture capital activities. Furthermore, such small size places it at a competitive disadvantage with other venture capital investing entities that have far greater financial resources available.

         (f) The investment objective of a BDC similar in size and scope to the Company is long-term capital appreciation. To the extent that any income is derived from operations, it is likely that it will be used entirely to fund additional investments and continuing working capital needs rather than be distributed to stockholders.

         (g) In order to increase its ability to invest in eligible portfolio companies, a BDC similar in size and scope to the Company may borrow monies and pay interest on such borrowings. Any investment gains made with the additional monies in excess of interest paid will cause the net asset value of the BDC's stock to rise faster than would otherwise be the case. On the other hand, if the investment performance of the additional securities purchased fails to cover their cost (including any interest paid on the money borrowed), the net asset value of the BDC will decrease faster than would otherwise be the case. This is known as "leveraging."

         For further details concerning the financial condition of the Company and its ability to make investments, reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

Personnel

         The Company presently employs three persons (including Messrs. Stephen and Richard Globus) on a full-time basis and one person on a part-time basis.

Item 2.  PROPERTIES

         The Company continues to occupy office space at the premises formerly owned by it (44 West 24th Street, New York, New York). While no formal lease was ever entered into with Idex (now Globus Studios, Inc.) the Company is presently paying a charge of $1,045 per month; which charge includes office space and electricity.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.



                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

         (a) Market information. The Company's Common Stock is traded in the over-the-counter market. Prior to February 11, 1991, such Common Stock was quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ), but such quotation was discontinued on February 11, 1991. While quotations are presently available from a dealer upon request, the market for the Company's Common Stock would not appear to qualify as an "established public trading market" as such term is defined in Securities and Exchange Commission regulations. High and low bid prices for the Common Stock of the Company have not been published by recognized sources since quotations on NASDAQ terminated and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that: (i) the National Stock Summary Guide, published by the National Quotation Bureau publishes quotations for the Company's Common Stock on a monthly and semi-annual basis to the extent that same are available; (ii) the "Pink Sheets" published by the National Quotation Bureau publishes quotations for the Company's Common Stock on a daily basis to the extent that same are available; (iii) such "Pink Sheets" dated March 8, 1995, indicate a bid price of $.05 per share but no asked price; (iv) in March 1995, the Company acquired in the open market 17,200 shares of Common Stock for its treasury at a cost of approximately $.056 per share; (v) such "Pink Sheets"
dated February 29, 1996, indicate a bid price of $.25 per share but no asked price; and (vi) such "Pink Sheets" dated April 19, 1996, indicate a bid price of $.125 per share but no asked price. Generally speaking, the "Pink Sheets" published by the National Quotation Bureau, Inc. reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, may not represent actual transactions.

         (b) Holders. The number of holders of record of the Common Stock of the Company as of April 17, 1996, was approximately 218.

         (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.


Item 6.  SELECTED FINANCIAL DATA

         The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                   Year Ended

                                                2/29/96            2/28/95           2/28/94             2/28/93            2/29/92
                                                -------            -------           -------             -------            -------
Statement of Operations:
Gain (loss)
  on investments                               1,304,000           225,000           (423,000)           747,000            (11,000)
Consulting and other
  income                                          68,000            25,000             27,000             22,000             29,000
Earnings (loss)                                1,130,000           (29,000)          (672,000)           549,000           (254,000)
Per share:
Earnings (loss)                                      .47              (.01)              (.28)               .23               (.11)
Cash dividends                                       -0-               -0-                -0-                -0-                -0-
Balance sheet:
Total assets                                   2,691,000         1,568,000          1,581,000          1,956,000          1,209,000
Shareholders' equity
  (capital deficiency)                           829,000          (299,000)          (270,000)           402,000           (148,000)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations --- Prior to fiscal 1987, the Company was engaged in the camera and photography business. On February 28, 1986, the Company sold its operating business to an affiliated company and since that date the Company's principal activity has been the making of investments in other companies.

         At February 29, 1996, the Company had total assets of $2,691,000, compared to $1,568,000 as at February 28, 1995 and $1,581,000 as at February 28, 1994. Included in total assets at such dates were investments in securities of $1,690,000 (1996), $1,489,000 (1995) and $1,546,000 (1994). Shareholders' equity at such dates was $829,000 (1996), ($299,000) (1995) and ($270,000) (1994). Gain
(loss) on investments for such periods amounted to $1,304,000  (1996),  $225,000
(1995) and ($423,000) (1994). Included in such gains (losses) were $859,000 of realized gains and $445,000 of unrealized gains for 1996; $203,000 of realized gains and $22,000 of unrealized gains for 1995; and ($102,000) of realized losses and ($321,000) of unrealized losses for 1994. Operating expenses, including interest charges, amounted to $250,000 for 1996; $287,000 for 1995 and $276,000 for 1994. Included in operating expenses were interest charges of $53,000 for 1996, $50,000 for 1995 and $49,000 for 1994. Income (loss) from operations, both before and after provision for taxes, was $1,130,000 for 1996; ($29,000) for 1995 and ($672,000) for 1994. Net earnings (loss) per share were $.47 for 1996; ($.01) for 1995 and ($.28) for 1994. The weighted average number of shares of Common Stock outstanding at such dates was 2,380,208 for 1996, 2,395,477 for 1995 and 2,397,810 for 1994.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

         The Company's cash position as at February 29, 1996 (i.e., $985,000) is offsetable by approximately $1,813,702 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Messrs. Stephen E. and Richard D. Globus (i.e., approximately $660,394); (ii) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $393,676); and (iii) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $759,632. (Subsequent to February 29, 1996, the loan payable account to each of the two referred to Globus brothers was reduced by a payment to each of them of $20,000.)

         The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon: (i) the market value and future ability of the Company to sell its position in Nematron Corporation; (ii) the market value and future ability of the Company to sell its position in Energy Research Corporation (which position is also subject to the provisions of Rule 144 (k) under the Securities Act of 1933); (iii) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans; and (iv) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company to continue to make loans to the Company if necessary. See also Note A (1) of Notes to Financial Statements elsewhere herein.

         In connection with Plasmaco, Inc., Interface Systems, Inc. and Energy Research Corporation, it should be noted that during the past fiscal year, the Company sold all of its holdings in Plasmaco (realizing net proceeds of approximately $1,294,000); sold 14,000 shares of its holdings in Interface Systems, Inc. (realizing net proceeds of approximately $88,710); and sold 5,000 shares of its holdings in Energy Research Corporation (realizing net proceeds of approximately $52,411). Such proceeds, aggregating approximately $1,435,121, were principally applied by the Company as follows: $40,000 for investment in Proscure, Inc.; $293,833 for investment in Kimeragen; $80,500 for net loan repayments to Stephen E. Globus and Richard D. Globus; and the balance for working capital purposes including (in fiscal year ended February 29, 1996), $250,000 for operating expenses. Reference should also be made to the Statements of Cash Flows contained in the Financial Statements appearing elsewhere herein.

         In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $845,000 at February 28, 1994; approximately $762,000 at February 28, 1995 and approximately $660,000 at February 29, 1996. As at April 30, 1996, such indebtedness aggregated approximately $613,000, of which amount approximately $440,000 was owed to Stephen E. Globus. As at April 30, 1996 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $396,000. As at April 30, 1996, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $777,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,786,000.

         There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent possible sales of stock of Energy Research Corporation and of Nematron Corporation and continuation of the presently existing loans without call for full or substantially full repayment, or additional loans from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. (In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of this Report to which Item reference should be made.)

         The nature and extent of the Company's investments as at February 29, 1996 are more fully discussed in Item 1 of this Report and in Note A of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 appears at pages F-1 through F-11 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Certified Public Accountants
         (Richard A. Eisner & Company LLP)                           F-1
Balance Sheets as at February 29, 1996 and February 28, 1995         F-3
Statements of Operations
         For the Three Years Ended February 29, 1996                 F-4
Statement of Changes in Shareholders' Equity
         For the Three Years Ended February 29, 1996                 F-5
Statement of Cash Flows
         For the Three Years Ended February 29, 1996                 F-6
Notes to Financial Statements                                        F-7
Financial Data Schedule                                              Exhibit 27

         All schedules supporting financial statements are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                                Richard A. Eisner & Company, LLP
- --------------------------------------------------------------------------------
                                                     Accountants and Consultants
[LOGO]


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


     We have audited the accompanying balance sheets of Globus Growth Group, Inc. as at February 29, 1996 and February 28, 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 1996 in conformity with generally accepted accounting principles.


                 575 Madison Avenue, New York, N.Y. 10022-2597
                Member of Summit International Associates, Inc.
     New York, NY  o  Melville, NY  o  Cambridge, MA  o  Florham Park, NJ

- --------------------------------------------------------------------------------
[LOGO]

     As explained in Note B, the financial statements include securities valued at $660,000 at February 29, 1996 (25% of assets) and $446,000 at February 28, 1995 (28% of assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



/s/  Richard A. Eisner & Company, LLP

New York, New York
May 1, 1996

                            GLOBUS GROWTH GROUP, INC.

                                 BALANCE SHEETS
                                    (Note A)

                                                                                                     February 29,       February 28,
                                    A S S E T S                                                          1996              1995
                                    -----------                                                      -----------        -----------
Cash .........................................................................................       $   985,000        $     6,000
Investments in securities (Notes A[2] and B)  ................................................         1,690,000          1,489,000
Due from broker ..............................................................................                               62,000
Other assets .................................................................................            16,000             11,000
                                                                                                     -----------        -----------


          T O T A L ..........................................................................       $ 2,691,000        $ 1,568,000
                                                                                                     ===========        ===========


                               L I A B I L I T I E S
                               ---------------------

Accounts payable and accrued expenses,
   including salary due to officer/
   shareholders of $760,000 in 1996 and
   $660,000 in 1995 ..........................................................................       $   808,000        $   721,000
Loans payable to officer/shareholders,
   including accrued interest of $186,000 in
   1996 and $160,000 in 1995 (Note C) ........................................................           660,000            762,000
Loan payable to related party, including
   accrued interest of $77,000 in 1996 and
   $61,000 in 1995 (Note C) ..................................................................           394,000            384,000
                                                                                                     -----------        -----------

          Total liabilities ..................................................................         1,862,000          1,867,000
                                                                                                     -----------        -----------


                     SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                     -----------------------------------------
                                     (Note E)

Preferred stock - $.10 par value; authorized
   450,000 shares; none issued
Series B convertible preferred stock - $.10 par value; authorized 50,000 shares;
   none issued
Common stock - $.01 par value; authorized
   4,500,000 shares; issued 2,499,000 shares .................................................            25,000             25,000
Additional paid-in capital ...................................................................         2,747,000          2,747,000
Accumulated deficit ..........................................................................        (1,907,000)        (3,037,000)
Treasury stock, at cost - 133,140 shares
   in 1996 and 104,490 shares in 1995 ........................................................           (36,000)           (34,000)
                                                                                                     -----------        -----------

          Total shareholders' equity
            (capital deficiency)  ............................................................           829,000           (299,000)
                                                                                                     -----------        -----------


          T O T A L ..........................................................................       $ 2,691,000        $ 1,568,000
                                                                                                     ===========        ===========

              The accompanying notes to financial statements
                          are an integral part hereof.

                            GLOBUS GROWTH GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                    (Note A)

                                                                                                   Year Ended
                                                                         ----------------------------------------------------------
                                                                                                             February 28,
                                                                         February 29,           -----------------------------------
                                                                             1996                   1995                    1994
                                                                         -----------            -----------             -----------
Gain (loss) on investments:

   Realized .................................................            $   859,000            $   203,000             $  (102,000)

   Unrealized ...............................................                445,000                 22,000                (321,000)
                                                                         -----------            -----------             -----------


          T o t a l .........................................              1,304,000                225,000                (423,000)

Interest and dividend income ................................                  8,000                  8,000

Consulting and other income
   (including approximately
   $25,000 in 1996, $11,000 in
   1995 and $19,000 in 1994
   from related parties) ....................................                 68,000                 25,000                  27,000
                                                                         -----------            -----------             -----------


          T o t a l .........................................              1,380,000                258,000                (396,000)
                                                                         -----------            -----------             -----------


Expenses:

   General and administrative
     (Note G) ...............................................                197,000                237,000                 227,000

   Interest .................................................                 53,000                 50,000                  49,000
                                                                         -----------            -----------             -----------


          T o t a l .........................................                250,000                287,000                 276,000
                                                                         -----------            -----------             -----------


NET INCOME (LOSS) ...........................................            $ 1,130,000            $   (29,000)            $  (672,000)
                                                                         ===========            ===========             ===========



NET INCOME (LOSS) PER SHARE
   (NOTE F) .................................................            $       .47            $      (.01)            $     (0.28)
                                                                         ===========            ===========             ===========
Weighted average number of
   common shares ............................................              2,380,208              2,395,477               2,397,810
                                                                         ===========            ===========             ===========

              The accompanying notes to financial statements
                          are an integral part hereof.

                            GLOBUS GROWTH GROUP, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          Common Stock                                          Treasury Stock
                                                   ------------------------   Additional                   -------------------------
                                                    Number of                   Paid-in     Accumulated      Number of
                                                     Shares        Amount       Capital        Deficit         Shares        Cost
                                                 -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 28, 1993  .................     2,499,000    $    25,000   $ 2,747,000   $(2,336,000)       101,190   $    34,000


Net (loss) ...................................                                                 (672,000)
                                                 -----------    -----------   -----------   -----------    -----------   -----------


Balance - February 28, 1994  .................     2,499,000         25,000     2,747,000    (3,008,000)       101,190        34,000


Net (loss) ...................................                                                  (29,000)


Acquisition of treasury shares, $.06 per
   share .....................................                                                                   3,300
                                                 -----------    -----------   -----------   -----------    -----------   -----------


Balance - February 28, 1995  .................     2,499,000         25,000     2,747,000    (3,037,000)       104,490        34,000


Net income ...................................                                                1,130,000


Acquisition of treasury shares, $.05 per
   share .....................................                                                                  17,200         1,000


Exchange for treasury shares, $.10 per share .                                                                  11,450         1,000
                                                 -----------    -----------   -----------   -----------    -----------   -----------
BALANCE - FEBRUARY 29, 1996  .................     2,499,000    $    25,000   $ 2,747,000   $(1,907,000)       133,140   $    36,000
                                                 ===========    ===========   ===========   ===========    ===========   ===========

              The accompanying notes to financial statements
                          are an integral part hereof.

                            GLOBUS GROWTH GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                          Year Ended
                                                                                          -----------------------------------------
                                                                                                                February 28,
                                                                                          February 29,   --------------------------
                                                                                              1996           1995           1994
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ..................................................................   $ 1,130,000    $   (29,000)   $  (672,000)
   Adjustments to reconcile net income (loss) to net cash (used in)
     operating activities:
       Depreciation and amortization ..................................................         2,000          2,000          3,000
       Realized (gain) loss on investments ............................................      (859,000)      (203,000)       102,000
       Unrealized (gain) loss on investments ..........................................      (445,000)       (22,000)       321,000
       (Increase) in other assets .....................................................        (5,000)                       (4,000)
       Increase in accounts payable, accrued expenses and accrued interest on
         loans ........................................................................        87,000        103,000        155,000
                                                                                          -----------    -----------    -----------
           Net cash (used in) operating activities ....................................       (90,000)      (149,000)       (95,000)
                                                                                          -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of investments ............................................................      (335,000)      (190,000)       (50,000)
   Proceeds from sale of investments ..................................................     1,498,000        433,000
                                                                                                         -----------    -----------
           Net cash provided by (used in) investing activities ........................     1,163,000        243,000        (50,000)
                                                                                          -----------    -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock .........................................................        (2,000)
   Borrowings from related party ......................................................         9,000         (4,000)        25,000
   Increase in loans payable to officer/shareholders ..................................        26,000         33,000        117,000
   Repayment of loans payable to officer/shareholders .................................      (127,000)      (117,000)
                                                                                                         -----------    -----------
           Net cash provided by (used in) financing activities ........................       (94,000)       (88,000)       142,000
                                                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................................................       979,000          6,000         (3,000)

Cash - beginning of year ..............................................................         6,000          - 0 -          3,000
                                                                                          -----------    -----------    -----------

CASH - END OF YEAR ....................................................................   $   985,000    $     6,000    $     - 0 -
                                                                                          ===========    ===========    ===========


Supplemental disclosures of cash flow information: Cash paid during the year for:
     Income taxes .....................................................................   $       700    $       700    $       400
     Interest .........................................................................        11,000            600

Noncash investing activity:
   Securities sold for which cash was not received ....................................   $     1,000    $    62,000    $    21,000

              The accompanying notes to financial statements
                          are an integral part hereof.

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Its Significant Accounting Policies:

     [1] The Company:

     The Company's principal activity is investing in other companies. Effective May 27, 1988, the Company elected to be treated as a Business Development Company.

     The Company's principal assets are its investments which, unless sold, do not generate any cash flow. As a result, the Company has been dependent upon advances from its officer/shareholders in order to meet its obligations. The Company's ability to continue to meet its obligations is dependent upon a ready market for its investments or upon the continued financial support of the officer/shareholders including their willingness to refrain from demanding amounts due them.

     [2] Security valuation:

     Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Investments:

                                                                       February 29, 1996                   February 28, 1995
                                                            -----------------------------------   ----------------------------------
                                                              Number      Fair                      Number      Fair
                      Security                              of Shares     Value         Cost      of Shares     Value         Cost
- --------------------------------------------------------    ---------   ----------   ----------   ---------   ----------   ---------
Common stock - 84.3% in 1996 and 82.2% in 1995:
   Catamount Brewing Co. (2) ...........................      23,215   $  176,000   $  176,000      23,215   $  176,000   $  176,000
   Interface Systems Inc. ..............................         775       12,000        7,000      14,775      113,000      128,000
   Nematron Corporation ................................      16,925      127,000       30,000      16,925       27,000       30,000
   Globus Studios, Inc. (1) ............................                                           144,850        4,000            0
   Energy Research, Inc. (3) ...........................      81,000      891,000       94,000      86,000      903,000      100,000
   Kimeragen, Inc. .....................................         414       70,000       70,000
   Kimeragen, Inc. C1 A ................................      55,000      149,000      149,000
                                                                       ----------   ----------
   Plasmaco, Inc. ......................................                                             3,322        1,000      410,000
                                                                                                             ----------   ----------
          Total common stock ...........................                1,425,000      526,000                1,224,000      844,000
                                                                       ----------   ----------               ----------   ----------

Preferred shares - 14.2% in 1996 and 16.2% in 1995:
   Plasmaco, Inc. - Series A preferred .................                                           228,178      115,000       40,000
   Kimeragen, Inc. - Preferred .........................         113       75,000       75,000
   Proscure Inc. - Series A convertible preferred ......      61,000       86,000       86,000      61,000       86,000       86,000
   Proscure Inc. - Series B convertible preferred ......      53,334       80,000       80,000      26,667       40,000       40,000
                                                                       ----------   ----------               ----------   ----------

          Total preferred stock ........................                  241,000      241,000                  241,000      166,000
                                                                       ----------   ----------               ----------   ----------


Stock purchase warrants - 1.5% in 1996 and 1.6% in 1995:
   Glycan Pharmaceuticals Inc. .........................      37,500       17,000       17,000      37,500       17,000       17,000
   Proscure Inc. .......................................      75,000        7,000        7,000
                                                                       ----------   ----------               ----------   ----------
                                                                           24,000       24,000      24,000       24,000       24,000
                                                                       ----------   ----------               ----------   ----------
          Total investments - fair value ...............               $1,690,000   $  791,000               $1,489,000   $1,034,000
                                                                       ==========   ==========               ==========   ==========


Restricted and not readily marketable securities were valued at a total fair value of $660,000 and $446,000 at February 29, 1996 and February 28, 1995, respectively, as determined by the Board of Directors. Such investments consisted of all securities except Interface Systems Inc., Nematron Corporation, and Energy Research, Inc. in 1996 and in 1995 for which values are based on quoted market values.

The Company invests in energy technology, biotechnology, beverage company and computer technology, 53%, 29%, 10% and 8%, respectively. All investments are in U.S. companies.

All investments are nonincome producing except Interface Systems Inc. in 1996.

(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Investments:  (continued)

     (1) Under common control with the Company.

     (2) Represents in excess of 5% of outstanding voting securities of investee.

     (3) Subject to the provisions of Rule 144(k) under the Securities Act of 1933.

     Cost indicated above is tax cost. The unrealized appreciation and depreciation is as follows:

                                       February 29,  February 28,
                                           1996         1995
                                        --------      ---------

          Unrealized appreciation . .   $899,000      $ 882,000

          Unrealized (depreciation) .                  (427,000)
                                        --------      ---------
                    Net appreciation.   $899,000      $ 455,000
                                        ========      =========

(NOTE C) - Loans Payable:

     Loans from officer/shareholders and a related party are due on demand and bear annual interest at 5%.

     The estimated fair value of these financial instruments is considered to approximate their book value since the obligations are due on demand. However, the amounts presented may not be indicative of the amounts that could be realized in a current market exchange.


(NOTE D) - Income Taxes:

     The current provision for income taxes for the year ended February 29, 1996 in the amount of approximately $540,000 equals the amount of the reduction in the valuation allowance on the deferred tax asset. As of February 29, 1996, the Company has approximately $873,000 of net operating loss carryforwards to reduce taxable income. Such carryforwards expire in fiscal years ending in February 2000 through February 2010.

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Income Taxes:  (continued)

     Temporary differences and carryforwards which give rise to the net deferred tax asset are as follows:

                                        February 29,  February 28,
                                           1996          1995
                                        ------------  ------------
          Net operating loss
             carryovers ..............   $ 402,000     $  626,000
          Unrealized gain on
             investments .............    (414,000)      (209,000)

          Capital loss carryovers.....                    177,000
          Accrued expenses not yet
             deductible for income tax
             purposes.................     472,000        406,000
                                         ---------     ----------

                                           460,000      1,000,000
          Less valuation allowance
             thereon .................     460,000      1,000,000
                                         ---------     ----------

                                         $  - 0 -      $   - 0 -
                                         =========     ==========


(NOTE E) - Shareholders' Equity:

     The Board of Directors has authorized the future sale of up to 300,000 shares of the Company's authorized, but unissued, common stock at a price of $.50 per share to individuals to be determined at the discretion of the Board. No such shares have been issued.


(NOTE F) - Per Share Data:

     Per share data are based on the weighted average number of shares of common stock outstanding.


(NOTE G) - Related Party Transactions:

     The Company paid approximately $13,000 for rent to a related party for each of the years ended February 29, 1996 and February 28, 1995 and approximately $11,000 for the year ended February 28, 1994.

     The Company charged two officer/shareholders $66,000 as reimbursement for general and administrative costs and for their use of the Company's office and personnel during each of the years ended February 29, 1996, February 28, 1995 and February 28, 1994.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Stephen E. Globus                  Chairman of the Board
         Richard D. Globus                  President and Director
         Stanley Wunderlich                 Director
         Ronald J. Frank                    Director
         Joseph Mancuso                     Director
         Lisa Vislocky                      Vice President and Treasurer

Note: The office of Secretary of the Company does not have any policy-making function, and accordingly, Mr. Harry Balterman, who is the Secretary, is not an Executive Officer of the Company.

         STEPHEN E. GLOBUS, age 48, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is also a director of Tinsley Laboratories, Inc. and Plasmaco, Inc.

         RICHARD D. GLOBUS, age 48, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc.
(formerly Idex, Inc.) and Catamount Brewing Company.

         STANLEY WUNDERLICH, age 48, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

         RONALD J. FRANK, age 44, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

         JOSEPH MANCUSO, age 54, holds an Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department in Educational Administration at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of business plan books which have been published by Simon & Schuster. Mr. Mancuso is a director of Interscience Corp. and has been a director of the Company since his election as such on December 3, 1992.

         LISA VISLOCKY, age 37, is a Certified Public Accountant and has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

         Messrs. Wunderlich, Frank and Mancuso are considered to be the members of the Board of Directors of the Company who are the "independent directors" as required by the Investment Company Act of 1940. (See the caption "Governmental Regulation" in Item 1 above.)

         Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The most recent annual meeting of stockholders was held on December 3, 1992. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed at any time by the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

(a) (b)  Summary Compensation Table:

                                                        Long Term Compensation
                                    Annual Compensation                  Awards     Payouts
(a)             (b)        (c)        (d)         (e)        (f)            (g)        (h)         (i)
                                                 Other      Restricted    Securities                All
                                                 Annual     Stock         underlying               other
Name and                                          Compen-    Award(s)      Options/     LTIP       Compen-
Principal       Year      Salary     Bonus        sation                    SAR's      Payouts     sation
Position        Ended      ($)        ($)          ($)        ($)            ($)         ($)         ($)
- ---------------------------------------------------------------------------------------------------------
Stephen E.
Globus,
CEO             2/29/96   50,000       --           --        --             --           --        --
                2/28/95   50,000       --           --        --             --           --        --
                2/28/94   50,000       --           --        --             --           --        --

(c)  Option/SAR Grants Table -- Not Applicable.
(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table -- Not Applicable.
(e)  Long-Term Incentive Plan ("LTIP") Awards Table -- Not Applicable.
(f)  Defined Benefit or Actuarial Plan Disclosure -- Not Applicable.
(g) Compensation of Directors -- There are presently no arrangements pursuant to which Directors of the Company are compensated for any services provided as a director, including any amounts payable for committee participation or special assignments.
(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements -- Not Applicable.
(i)  Report on Repricing of Options/SAR's -- Not Applicable.
(j) Compensation Committee Interlocks and Insider Participation -- The Board of Directors of the Company did not have any compensation committee or board committee performing equivalent functions during the last completed fiscal year. Messrs. Stephen E. and Richard D. Globus participated in all deliberations and decisions of the Board of Directors of the Company during its last completed fiscal year.
(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.
(l)  Performance Graph -- Not Applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 1996, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                               Approximate
                                    Amount and Nature of         Percent
         Name                      Beneficial Ownership (1)     of Class (2)
         ----                      ------------------------    ------------
Stephen E. Globus *                      514,750 (3)               22
Richard D. Globus  *                     513,750                   22
Ronald P. Globus  *                      500,000                   22
Ronald J. Frank                            1,000                   (4)
Stanley Wunderlich                         none                     -
Joseph Mancuso                             none                     -

All Directors and Officers
   as a Group (7 persons)              1,048,200                    44 (2)

Jane Globus
201 Crandon Blvd.
Key Biscayne, FL  33149                  312,292  (5)               13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 31, 1996, (2,365,860).

(3) Includes 1,000 shares held for benefit of minor son.

(4) Less than 1%.

(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(i) From time to time Messrs. Stephen E. and Richard D. Globus have made loans to the Company. For details as to amounts owed to them by the Company, reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein. Commencing March 1, 1988, loans owing to Mr. Stephen E. Globus (the principal amount of which was approximately $215,000 at such date) accrued interest at the rate of 5% per annum (which is the same rate of interest paid on loans owing to Mr. Richard D. Globus). The Company is also indebted to Messrs. Stephen E. and Richard D. Globus for unpaid salaries owed to them and is indebted to Ms. Jane Globus for monies loaned to it by her. For details as to amounts owed reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

(ii) During the past fiscal year Messrs. Stephen E. and Richard D. Globus, as applicable, agreed to offset a total of $98,147 of monies owed to one or both of them by the Company in return for the personal use by one or both of such two persons of facilities, personnel and other services of the Company.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) (2)  Financial Statements and Financial Statement Schedules

         A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8 of this Report, which list is incorporated herein by reference.

(a) (3)  Exhibits

         3 (a) Articles of Incorporation and Amendments Thereto (Incorporated by reference to Exhibits 2(a), 2(b) and 2(c) filed with Registrant's Form S-18 Registration Statement,
                 File # 2-72220 NY and to Exhibit 3-1 filed with Registrant's Form 8-K for event of August 7, 1984, File #0-9987

         3 (b) By-Laws (Incorporated by reference to Exhibit 2(d) filed with
                 Registrant's Form S-18 Registration Statement, File
                 # 2-72220 NY.

         10    Sale of Assets Agreement between Registrant and Idex, Inc. dated
                 December 11, 1985 (Incorporated by reference to Exhibit 1 to Registrant's Form 8-K for event of February 27, 1986).

         11    Statement re computation of per share earnings.  (Included in
                 Note F of Notes To Financial Statements filed as part of this Report).

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBUS GROWTH GROUP, INC.

                                                     By   /s/Stephen E. Globus
                                                          ---------------------
                                                            Stephen E. Globus
                                                          Chairman of the Board

Dated:  New York, NY
         May 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

         Signature                      Title                        Date
         ---------                      -----                        ----

/s/Stephen E. Globus
- --------------------         Chairman of the Board,
Stephen E. Globus          (Principal Executive Officer)          May 29, 1996


/s/Richard D. Globus           President, Director                 May 29, 1996
- --------------------
Richard D. Globus


/s/Lisa Vislocky
- --------------------       Treasurer (Principal Financial &
Lisa Vislocky                       Accounting Officer)           May 29, 1996


/s/Stanley Wunderlich                Director                      May 29, 1996
- ---------------------
Stanley Wunderlich


/s/Ronald J. Frank                   Director                      May 29, 1996
- --------------------
Ronald J. Frank


/s/Joseph Mancuso                    Director                      May 29, 1996
- --------------------
Joseph Mancuso