Form 10-Q
period 1996-05-31
GLOBUS GROWTH GROUP INC
filed 1996-07-10
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 134,140 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                            May 31,          February 29,
                                                                             1996                1996
                                                                       ----------------    ---------------
ASSETS                                                                   (Unaudited)         (See Note 1)

Cash                                                                           $908,000           $985,000
Investments in Securities (Note 3)                                           $2,306,000         $1,690,000
Other Assets                                                                    $15,000            $16,000
                                                                       ----------------    ---------------
TOTAL                                                                        $3,229,000         $2,691,000
                                                                       ----------------    ---------------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                                        $830,000           $808,000
  Loans payable to officers/shareholders                                       $615,000           $660,000
  Demand loan payable to related party                                         $398,000           $394,000
                                                                       ----------------    ---------------
Total Liabilities                                                            $1,843,000         $1,862,000
                                                                       ----------------    ---------------


Stockholders' equity (Note 2)

Preferred stock - $.10 par value, Authorized -- 450,000 shares
  None Issued

Series B  convertible  preferred  stock -- $.10  par  value
  Authorized  - 50,000 shares, None issued

Common stock -- $.01 par value, Authorized -- 4,500,000
  shares, Issued 2,499,000 shares at 5/31/96                                    $25,000            $25,000
Additional paid in capital                                                   $2,747,000         $2,747,000
Treasury Stock, 134,140 shares at 5/31/96                                     ($37,000)          ($36,000)
Accumulated earnings (deficit)                                             ($1,349,000)       ($1,907,000)
                                                                       ----------------    ---------------
Total stockholders' equity                                                   $1,386,000           $829,000
                                                                       ----------------    ---------------
TOTAL                                                                        $3,229,000         $2,691,000
                                                                       ----------------    ---------------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
      (Unaudited)

                                                                                     Three Months
                                                                                     Ended May 31,

                                                                             1996                    1995
                                                                         -------------            ------------

Gain (loss) on investments:
   Realized                                                                        $0                ($2,000)
   Unrealized                                                                $616,000              ($154,000)
                                                                         -------------            ------------
Total                                                                        $616,000              ($156,000)
Dividend Income                                                               $12,000                  $1,000
Interest Income                                                                    $0                      $0
Consulting and other income                                                    $9,000                  $2,000
                                                                         -------------            ------------
TOTAL                                                                        $637,000              ($153,000)

Expenses:
   General and administrative                                                 $69,000                 $58,000
   Interest                                                                   $10,000                 $13,000
                                                                         -------------            ------------
TOTAL                                                                         $79,000                 $71,000

Income (loss) from operations before taxes                                   $558,000              ($224,000)
Benefit/(Provision) for taxes                                                      $0                      $0
                                                                         -------------            ------------
Net earnings (loss)                                                          $558,000              ($224,000)
                                                                         -------------            ------------


Net (Loss) per share of common stock                                            $0.24                 ($0.09)
Weighted Average Number of shares of
    Stock Outstanding                                                       2,365,273               2,389,088
                                                                         -------------            ------------

(See Accompanying Notes to Financial Statements)

STATEMENT OF CASH FLOWS
      (Unaudited)

                                                                                                Three Months
                                                                                                 Ended May
                                                                                                    31,
                                                                                           1996              1995
                                                                                      --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                         $558,000       ($224,000)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                                 $0           $1,000
    Realized (gain) loss on investments                                                           $0           $2,000
    Unrealized (gain) loss on investments                                                  ($616,000)        $154,000
    Increase in accounts payable, accrued expenses and accrued interest
      on loans                                                                               $21,000          $26,000
    (Increase) decrease in prepaid assets                                                     $1,000           $3,000
                                                                                      --------------    -------------
    Net cash (used in ) operating activities                                                ($36,000)        ($38,000)
    ------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                                         $0        ($140,000)
  Purchase of property and equipment                                                              $0               $0
  Proceeds from sale of investments                                                               $0          $32,000
                                                                                      --------------    -------------
    Net cash provided by (used in ) investing activities                                          $0        ($108,000)
    ------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable to officers/shareholders                                       ($51,000)        ($50,000)
  Increase (decrease) in loans payable to officers/shareholders                               $6,000         ($17,000)
  Borrowing from broker                                                                           $0         $213,000
  Repayment to broker                                                                             $0               $0
  Payment from broker                                                                             $0               $0
  Purchase of treasury stock                                                                      $0         ($1,000)
  Borrowing from related party                                                                $4,000               $0
                                                                                      --------------    -------------
    Net cash provided by (used in) financing activities                                     ($41,000)        $145,000
    ------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                             ($77,000)         ($1,000)

Cash - beginning of period                                                                  $985,000           $6,000

Cash - end of period                                                                        $908,000           $5,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                                      $0               $0
    Income Taxes                                                                             $10,375             $730

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                                           May 31, 1996
                    Notes to Condensed Financial Statements
                                   (Unaudited)


        Note 1 -     Basis of Condensed Information

                     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 1996, the results of operations for the three months ended May 31, 1996 and 1995, and statement of cash flows for the three months ended May 31, 1996 and 1995.

                     The results of operations for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 29, 1996.

                     The balance sheet at February 29, 1996 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

        Note 2 -     Earnings Per Share

                     Per share data are based on the weighted average number of common shares outstanding during the period. Common equivalent shares (options and warrants) would be anti-dilutive and are therefore excluded from the calculations.

        Note 3 -     Investments

                     As of February 29, 1996 and May 31, 1996, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

                     In January 1996 the Company agreed to an exchange agreement with Kimeragen, Inc. in conjunction with a stock split and private placement by Kimeragen for approximately $1.6 million. In return for its 414 Common shares and 113 Preferred shares the Company received 53,827 Class A Common and 35,000 Class B Common shares respectively. This exchange was not dilutive to the Company. Physical delivery of exchanged stock occurred in May 1996.

                     (Continued on next page)

                                                 May 31,                            February 29,
                                                  1996                                 1996
                                      -----------------------------        ------------------------------
                                        No.                                  No.
                                      Shares      Value        Cost        Shares      Value         Cost
                                      ------      -----        ----        ------      -----         ----
Common Stock
Catamount Brewing Co.                 23,215     $176,000    $176,000      23,215     $176,000     $176,000
Interface Systems Inc.                   775       $7,000      $7,000         775      $12,000       $7,000
Nematron Corp.                        16,925     $161,000     $30,000      16,925     $127,000      $30,000
Energy Research, Inc.                 81,000   $1,478,000     $94,000      81,000     $891,000      $94,000
Kimeragen, Inc.                                                               414      $70,000      $70,000
Kimeragen, Inc. Cl A                  53,827      $70,000     $70,000
Kimeragen, Inc. Cl A                  55,000     $149,000    $149,000      55,000     $149,000     $149,000
                                                                                      --------     --------
Kimeragen, Inc. Cl B                  35,000      $75,000     $75,000
                                                  -------     -------
Total Common Stock                             $2,116,000    $601,000               $1,425,000     $526,000

Preferred Stock
Kimeragen, Inc. Preferred A                                                   113      $75,000      $75,000
Proscure, Inc. Series A Conv. Pfd.    61,000      $86,000     $86,000      61,000      $86,000      $86,000
Proscure, Inc. Series B Conv. Pfd.    53,334      $80,000     $80,000      53,334      $80,000      $80,000
                                                 --------    --------                 --------     --------
Total Preferred Stock                            $166,000    $166,000                 $241,000     $241,000


Stock Purchase Warrant
Glycan Pharmaceuticals, Inc.          37,500      $17,000     $17,000      37,500      $17,000      $17,000
Proscure Inc.                         75,000       $7,000      $7,000      75,000       $7,000       $7,000
                                                  -------     -------                  -------      -------
Total Warrants                                    $24,000     $24,000                  $24,000      $24,000

Total Investments - Fair  value                $2,306,000    $791,000               $1,690,000     $791,000
                                               ----------    --------              -----------     --------

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

     At May 31, 1996, the Company had total assets of $3,229,000 compared to total assets of $2,691,000 as at February 29, 1996. Included in total assets at such dates were investments in securities of $2,306,000 for the three month period ended May 31, 1996 and $1,690,000 for the year ended February 29, 1996. Shareholders equity at such dates was $1,386,000 for the three month period ended May 31, 1996 and $829,000 for the year ended February 29, 1996. Gain on investments amounted to $616,000 for the three month period ended May 31, 1996 as compared to a loss of ($156,000) for the three month period ended May 31, 1995. Included in such gains (losses) were no realized gain or loss and $616,000 of unrealized gain for the three month period ended May 31, 1996 compared to ($2,000) of realized loss and ($154,000) of unrealized loss for the three month period ended May 31, 1995. Operating expenses, including interest charges, amounted to $79,000 for the 1996 three month period and $71,000 for the 1995 three month period. Income (loss) from operations, both before and after provision for taxes, was $558,000 for the three month period ended May 31, 1996 compared to ($224,000) for the three month period ended May 31, 1995. Net earnings (loss) per share were $0.24 for the 1996 three month period compared to a loss of ($0.09) for the comparable 1995 period. The weighted average number of shares of Common Stock outstanding at May 31, 1996 was 2,365,273 and 2,389,088 at May 31, 1995.

Analysis of Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon: (i) the market value and future ability of the Company to sell its position in Energy Research, Inc. and Nematron Corp.; and (ii) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company (chiefly Stephen E. Globus) to continue to make loans to the Company. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $615,000 at May 31, 1996, a decrease of $45,000 from $660,000 at February 29, 1996. This decrease was due to a $40,035 loan repayment to Stephen E. and Richard D. Globus, a $16,500 charge to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the three month period (reference is made to Note G of Form 10K for the year ended February 29, 1996); which decrease was somewhat offset by an increase of $5,500 in such loans, plus accrued interest of approximately $5,600. As at May 31, 1996, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $398,000, including accrued interest. As at May 31, 1996, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $787,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,8000,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent possible sales of stock of Energy Research, Inc. and of Nematron Corporation and continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 29, 1996 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.

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

Date:  July 15, 1996

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