Form 10-Q
period 1996-11-30
GLOBUS GROWTH GROUP INC
filed 1996-12-20
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 1996

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 134,140 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS


                                                                     November 30,       February 29,
                                                                       1996                 1996
                                                                    ------------        ------------

ASSETS                                                              (Unaudited)         (See Note 1)

Cash                                                                   $  653,000          $  985,000
Investments in Securities (Note 3)                                     $1,868,000          $1,690,000
Other Assets                                                           $    9,000          $   16,000
                                                                       ----------          ----------
TOTAL                                                                  $2,530,000          $2,691,000
                                                                       ==========          ==========




LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                                $  873,000          $  808,000
  Loans payable to officers/shareholders                               $  557,000          $  660,000
  Demand loan payable to related party                                 $  406,000          $  394,000
                                                                       ----------          ----------
Total Liabilities                                                      $1,836,000          $1,862,000
                                                                       ----------          ----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000
shares None Issued
Series B  convertible  preferred  stock - $.10  par  value
      Authorized  - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/96                       $    25,000         $    25,000
Additional paid in capital                                             $ 2,747,000         $ 2,747,000
Treasury Stock, 134,140 shares at 11/30/96                             ($   37,000)        ($   36,000)
Accumulated earnings (deficit)                                         ($2,041,000)        ($1,907,000)
                                                                       -----------         -----------
Total stockholders' equity                                             $   694,000         $   829,000
                                                                       -----------         -----------
TOTAL                                                                  $ 2,530,000         $ 2,691,000
                                                                       ===========         ===========




(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
(Unaudited)

                                                              Three Months                  Nine Months
                                                            Ended November 30,           Ended November 30,
                                                         1996            1995           1996           1995
                                                      ------------   -------------  -------------   ------------
Gain (loss) on investments:
Realized                                                $       0       $  47,000      $       0      $  14,000
Unrealized                                              ($299,000)      ($ 12,000)     ($  3,000)     $  74,000
                                                        ---------       ---------      ---------      ---------
Total                                                   ($299,000)      $  35,000      ($  3,000)     $  88,000
Dividend Income                                         $  10,000       $       0      $  33,000      $   1,000
Interest Income                                         $       0       $       0      $       0      $       0
Consulting and other income                             $   9,000       $  23,000      $  27,000      $  28,000
                                                        ---------       ---------      ---------      ---------
TOTAL                                                   ($280,000)      $  58,000      $  57,000      $ 117,000

Expenses:
   General and administrative                           $  47,000       $  39,000      $ 164,000      $ 138,000
   Interest                                             $   8,000       $  13,000      $  27,000      $  40,000
                                                        ---------       ---------      ---------      ---------
TOTAL                                                   $  55,000       $  52,000      $ 191,000      $ 178,000

Income (loss) from operations before taxes              ($335,000)      $   6,000      ($134,000)     ($ 61,000)
Benefit/(Provision) for taxes                           $       0       $       0      $       0      $       0
                                                        ---------       ---------      ---------      ---------
Net earnings (loss)                                     ($335,000)      $   6,000      ($134,000)     ($ 61,000)
                                                        ---------       ---------      ---------      ---------


Net (Loss) per share of common stock                    ($   0.14)      $    0.00      ($   0.06)     ($   0.03)
Weighted Average Number of shares of
    Stock Outstanding                                   2,364,860       2,377,310      2,364,998      2,381,250
                                                        ---------       ---------      ---------      ---------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                   Nine Months
                                                                                                Ended November 30,
                                                                                             1996              1995
                                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                                          ($134,000)        ($ 61,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
            operating activities:
            Depreciation and amortization                                                  $   1,000         $   2,000
            Realized (gain) loss on investments                                            $       0         ($ 14,000)
            Unrealized (gain) loss on investments                                          $   3,000         ($ 74,000)
            Increase in accounts payable, accrued expenses and accrued interest
                on loans                                                                   $  92,000         $  99,000
            (Increase) decrease in prepaid assets                                          $   5,000         ($  2,000)
                                                                                           ---------         ---------

            Net cash (used in ) operating activities                                       ($ 33,000)        ($ 50,000)
            ========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                                             ($180,000)        ($185,000)
       Purchase of property and equipment                                                  $       0         $       0
       Proceeds from sale of investments                                                   $       0         $ 141,000
                                                                                           ---------         ---------

            Net cash provided by (used in ) investing activities                           ($180,000)        ($ 44,000)
            ========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                                 ($ 80,000)        ($ 70,000)
       Increase (decrease) in loans payable to officers/shareholders                       ($ 39,000)        ($ 23,000)
       Borrowing from broker                                                               $       0         $ 150,000
       Repayment to broker                                                                 $       0         ($ 28,000)
       Payment from broker                                                                 $       0         $  62,000
       Purchase of treasury stock                                                          $       0         ($  1,000)
                                                                                           ---------         ---------

            Net cash provided by (used in) financing activities                            ($119,000)        $  90,000
            ========================================================================================================================

Net increase (decrease) in cash                                                            ($332,000)        ($  4,000)

Cash - beginning of period                                                                 $ 985,000         $   6,000

Cash - end of period                                                                       $ 653,000         $   2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                       $       0         $       0
            Income Taxes                                                                   $  12,000         $   1,000

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.            Notes to Condensed  Financial Statements
                                                (Unaudited)
                                                               November 30, 1996




Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 1996, the results of operations for the nine months ended November 30, 1996 and 1995, and statement of cash flows for the nine months ended November 30, 1996 and 1995.

     The results of operations for the nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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




Note 3 - Investments

     As of February 29, 1996 and November 30, 1996, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

                            (Continued on next page)


                                                             November 30,                            February 29,
                                                                 1996                                   1996
                                                             -----------                             ------------

                                                            No.                                 No.
                                                        Shares    Value         Cost             Shares       Value          Cost
                                                        ------    -----         ----             ------       -----          ----
Common Stock
------------
Catamount Brewing Co.                                   23,215    $  176,000    $  176,000        23,215    $  176,000    $  176,000
Interface Systems Inc.                                     775    $    4,000    $    7,000           775    $   12,000    $    7,000
Nematron Corp.                                          16,925    $  123,000    $   30,000        16,925    $  127,000    $   30,000
Energy Research, Inc.                                   81,000    $  901,000    $   94,000        81,000    $  891,000    $   94,000
Kimeragen, Inc.                                                                                      414    $   70,000    $   70,000
Kimeragen, Inc. Cl A                                    53,827    $   70,000    $   70,000
Kimeragen, Inc. Cl A                                    55,000    $  149,000    $  149,000        55,000    $  149,000    $  149,000
                                                                                                            ----------    ----------
Kimeragen, Inc. Cl B                                    35,000    $   75,000    $   75,000
                                                                  ----------    ----------
Total Common Stock                                                $1,498,000    $  601,000                  $1,425,000    $  526,000

Preferred Stock
---------------
Kimeragen, Inc. Preferred                                                                            113    $   75,000    $   75,000
Proscure, Inc. Series A Conv. Pfd.                      61,000    $   86,000    $   86,000        61,000    $   86,000    $   86,000
Proscure, Inc. Series B Conv. Pfd.                      53,334    $   80,000    $   80,000        53,334    $   80,000    $   80,000
                                                                                                            ----------    ----------
Genitope Corp. Series A Pfd                            260,000    $  130,000    $  130,000
                                                                  ----------    ----------
Total Preferred Stock                                             $  296,000    $  296,000                  $  241,000    $  241,000

Stock Purchase Warrant
----------------------
Glycan Pharmaceuticals, Inc.                            37,500    $   17,000    $   17,000        37,500    $   17,000    $   17,000
Proscure Inc.                                           75,000    $    7,000    $    7,000        75,000    $    7,000    $    7,000
                                                                  ----------    ----------                  ----------    ----------
Total Warrants                                                    $   24,000    $   24,000                  $   24,000    $   24,000

Other
-----
Woodstock Communications Inc.                                    $   50,000     $   50,000
                                                                 -----------    ----------

Total Investments - Fair  value                                  $1,868,000    $  971,000                   $1,690,000    $  791,000
                                                                 ----------    ----------                   ----------    ----------


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

     At November 30, 1996, the Company had total assets of $2,530,000 compared to total assets of $2,691,000 as at February 29, 1996. Included in total assets at such dates were investments in securities of $1,868,000 for the nine month period ended November 30, 1996 and $1,690,000 for the year ended February 29, 1996. Shareholders equity at such dates was $694,000 for the nine month period ended November 30, 1996 and $829,000 for the year ended February 29, 1996. Gain
(loss) on investments amounted to ($3,000) for the nine month period ended November 30, 1996 as compared to a gain of $88,000 for the nine month period ended November 30, 1995. Included in such gains (losses) were no realized gain or loss and ($3,000) of unrealized loss for the nine month period ended November 30, 1996 compared to $14,000 of realized gain and $74,000 of unrealized gain for the nine month period ended November 30, 1995. Operating expenses, including interest charges, amounted to $191,000 for the 1996 nine month period and $178,000 for the 1995 nine month period. Income (loss) from operations, both before and after provision for taxes, was ($134,000) for the nine month period ended November 30, 1996 compared to ($61,000) for the nine month period ended November 30, 1995. Net earnings (loss) per share were ($0.06) for the 1996 nine month period compared to a loss of ($0.03) for the comparable 1995 period. The weighted average number of shares of Common Stock outstanding at November 30, 1996 was 2,364,998 and 2,381,250 at November 30, 1995.



Analysis of Financial Condition

     The Company's cash position as at November 30, 1996 (i.e., $653,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon: (i) the market value and future ability of the Company to sell its position in Energy Research, Inc. and Nematron Corp.; and (ii) the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company (chiefly Stephen E. Globus) not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $557,000 at November 30, 1996, a decrease of $103,000 from $660,000 at February 29, 1996. This decrease was due to a $80,000 loan repayment to
Stephen E. and Richard D. Globus, a $49,500 charge to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the nine month period (reference is made to Note G of Form 10K for the year ended February 29, 1996); which decrease was somewhat offset by an increase of $11,000 in such loans, plus accrued interest of approximately $15,000. As at November 30, 1996, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $406,000, including accrued interest. As at November 30, 1996, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $837,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,800,000.

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

     It should also be noted that in the three month period ended November 30, 1996, the Company: (i) acquired 260,000 shares of Series A Preferred Stock of Genitope Corporation ("Genitope") for $130,000; and (ii) acquired a $50,000 Promissory Note of Woodstock Communications, Inc. ("Woodstock") for $50,000 (which note carries the right on the part of the Company to convert interest payable to it into equity of Woodstock).

     Genitope is a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It intends to initially focus upon the development and production of custom cancer vaccines for the treatment of "B Cell" and "T Cell" Non-Hodgkin's Lymphoma. It is probable that Genitope will find it necessary to attempt to obtain additional funding at some future date.

     Woodstock is a privately held company that claims certain trademark rights to the name "Woodstock" for radio and television broadcasting. It presently intends to create and acquire music, talk and information programming and to pursue three main business areas--local radio, the Internet and Merchandising and Licensing. Woodstock will necessarily have to attempt to obtain additional funding.






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

Date: January 15, 1997


                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                           /s/ Stephen E. Globus
                                                       -------------------------

                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)



                                                           /s/ Richard D. Globus
                                                       -------------------------
                                                               RICHARD D. GLOBUS
                                                             President, Director