Form 10-K
period 1997-02-28
GLOBUS GROWTH GROUP INC
filed 1997-05-29
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates as at May 1, 1997 was approximately $65,509 (524,068 shares at $.125 per share). The number of shares of the Registrant's Common Stock outstanding as at May 1, 1997 was 2,364,860 (excluding 134,140 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to market value was computed by reference to a bid price of $.125 per share contained in the "Pink Sheets" published by the National Quotation Bureau dated May 1, 1997 (there being no published price at which the stock was sold, or any published average bid and asked prices of such stock as of such date).

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 27 Pages

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

Investment Portfolio

     As at February 28, 1997, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Catamount Brewing Company - a privately held beer brewing company located in White River Junction, Vermont. Operations of the brewery commenced on January 22, 1987, and the plant is presently operating at full capacity. Sales of the product are presently being made principally in Vermont, New Hampshire and Massachusetts. A small secondary sales market for the product also occurs in parts of Connecticut, New York, Rhode Island, New Jersey and Washington, D.C. Richard D. Globus, an officer and director of the Company is also a director of Catamount, and various members of the Globus family, two of whom are Directors of the Company, as well as one other member of the Board of Directors of the Company are also stockholders of Catamount.

(ii) Interface Systems, Inc. - a publicly held company that provides interfacing solutions for proprietary computer architectures (such as IBM mainframes) and other peripheral devices such as printers, PC's, cash registers and open systems computers. Its products consist of hardware and proprietary software; including a laser printer product line and software that interfaces a Unix-based workstation with an IBM mainframe. Various members of the Globus family, two of whom are Directors of the Company, are also stockholders of Interface.

(iii) Nematron Corporation - in February, 1993, the Company received 16,925 shares of Nematron Corporation, formerly a wholly owned subsidiary of Interface Systems, as a "spin-off" distribution from Interface. Nematron is principally engaged in the design, manufacture and marketing of industrial products consisting primarily of industrial computers and industrial terminals which are used for the purpose of industrial manufacturing and process automation, specifically as it relates to operator-machine interface applications. By reason of the "spin-off" distribution,

Nematron is presently a publicly held company. A Director of the Company as well as various members of the Globus family, two of whom are Directors of the Company, are also stockholders of Nematron.

(iv) Energy Research Corp. - a designer and manufacturer of various types of energy storage, supply and generating devices and systems; including fuel cells, which is a device that converts the energy of a fuel directly to electricity and heat without combustion. In July, 1992 such Company completed an initial public offering of its securities.

(v) Kimeragen, Inc. - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases.

(vi) Repligen Corporation ("Repligen") - a publicly held research and development corporation founded in 1981. Its field of activity is primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. In March of 1996, Repligen acquired Glycan Pharmaceuticals ( a former investee of the Company). As a result of that transaction, Repligen acquired a majority interest in Proscure, Inc. (another former investee of the Company). Subsequently, the Company exchanged its interests in Proscure, Inc. and Glycan Pharmaceuticals for an aggregate of 100,468 shares of Common Stock of Repligen. One of the Directors of the Company, who was a stockholder of Proscure, Inc. is also a stockholder of Repligen. For additional information concerning Proscure, Inc. reference is made to Item 1 of the Company's Form 10-K for its fiscal year ended February 29, 1996 and to Note B of the Notes To Financial Statements contained in such Form 10-K, which Item and Note are incorporated herein by reference.

(vii) Genitope Corporation - a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It intends to initially focus upon the development and production of custom cancer vaccines for the treatment of "B Cell" and "T Cell" Non-Hodgkin's Lymphoma.

(viii) Woodstock Communications, Inc. - a privately held company that claims certain trademark rights to the name "Woodstock" for radio and television broadcasting. It presently intends to create and acquire music, talk and information programming and to pursue three main business areas -- local radio, the Internet and Merchandising and Licensing. One of the Directors of the Company, (Mr. Ronald J. Frank) is a 5% stockholder of Woodstock as well as a consultant and a lender to it. Such person is also presently Chairman of the Board of Directors of Woodstock.

     No  representation is made by the Company that any or all of its investees:
(a) has, or will have in the immediate future, sufficient funds to continue to carry on business activities; (b) will be able to achieve any of their respective business objectives; (c) will be able to achieve or maintain profitable operations; or (d) will not be obliged to attempt to obtain additional funding.


     For  additional   information   concerning  each  of  the  above  specified
investments, reference should be made to Note B of the Notes to Financial Statements contained elsewhere herein.

Valuation of Investments

     Investment are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board. See also Notes A and B of Notes To Financial Statements elsewhere herein.

     The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 1997, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 29, 1996 are also set forth. Investments listed in the table include only those the value of which, as at February 28, 1997, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                        Basis
                                         2/28/97          2/29/96      Employed
                                         -------          -------      --------
Catamount Brewing Company            $  569,000(1)    $  176,000(1)   Fair Value
Interface Systems, Inc.              $    4,000(2)    $   12,000(2)   Market
Nematron Corporation                 $  110,000(3)    $  127,000(3)   Market
Energy Research Corp.                $  883,000(4)    $  891,000(4)   Market
Proscure, Inc.                       $        0       $  173,000(5)   Fair Value
Glycan Pharmaceuticals, Inc.         $        0       $   17,000(6)   Fair Value
Kimeragen, Inc.                      $  805,000(7)    $  294,000(7)   Fair Value
Repligen, Inc.                       $   86,000(8)    $        0      Market
Genitope Corp.                       $  130,000(9)    $        0      Fair Value
Catamount Brewing Co. Pfd.           $  150,000(10)   $        0      Fair Value
                                     -------------    ----------
                                     $2,737,000       $1,690,000
                                     -------------    ----------
Notes to Table:

(1) Represents equity investment - 23,215 shares owned at each date.

(2) Represents equity investment - 775 shares owned at each date.

(3) Represents equity investment - 16,925 shares owned at each date.

(4) Represents equity investment - 76,000 shares owned at 2/28/97 and 81,000 owned at 2/29/96.

(5) Represents equity investment - 61,000 shares of Series A Convertible Preferred Stock; 75,000 Common Stock Purchase Warrants exercisable until August 31, 2000 at $3.75 per share; and 53,334 shares of Series B Convertible Preferred Stock owned at 2/29/96; exchanged for Repligen on 12/18/96.

(6) Represents equity investment - 37,500 Common Stock Purchase Warrants exercisable until June 23, 2000 at $4.50 per share owned at 2/29/96; exchanged for Repligen on 12/18/96.

(7) Represents equity investment - 108,827 shares of Class A Common Stock and 35,000 shares of Class B Common Stock owned at 2/28/97; and 414 Common shares, 55,000 shares of Class A Common Stock, and 113 shares of Preferred Stock owned at 2/29/96.

(8)  Represents equity investment - 100,468 shares owned at 2/28/97.

(9) Represents equity investment - 260,000 Series A Preferred shares owned at 2/28/97.

(10) Represents  equity  investment - 4,286  Preferred  shares owned at 2/28/97.

Because of valuation factors, increases or decreases in the dollar amount of any particular investment, business judgment, and other investment decision factors, the amount of the Company's interest in any particular investee may vary from time to time.

     The preceding table does not include the Company's investment in Woodstock Communications, Inc., which investment consists of a Promissory Note of such entity in the amount of $50,000 dated November 19, 1996 representing a loan to it by the Company in such amount. The maturity date of such Note is the earlier to occur of November 19, 1998 or the date of consummation of a corporate financing by Woodstock in an amount exceeding $1,750,000. On the maturity date, the Company has the right to elect to receive (by way of interest) either a cash interest payment of 10% simple interest per annum, or, in lieu of cash interest, a number of shares of Class A Common Stock of Woodstock equating to 1% ownership interest in Woodstock on the date of the Note, subject to certain dilutive effects of subsequent transactions.

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

     (c) Many of the securities acquired by a BDC are "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and cannot be resold without compliance with the Securities Act. Such restrictions on resale will most likely adversely affect the liquidity and marketability of such securities. Registration for sale of restricted securities under the Securities Act is within the sole province of the issuer concerned. Such registration is likely to be a time-consuming and expensive process and the BDC in certain cases may have to bear the expense of such registration. In addition, a BDC always bears the risk, because of the delays inherent in the registration process, that it will be unable to resell the securities held by it, or that it will not be able to obtain an attractive price for them. In the event the BDC is unable to cause the securities to be registered for resale, it will have to seek to rely upon an exemption from registration. Among other exemptions, Rule 144 promulgated under the Securities Act imposes a one-year holding period prior to the sale of restricted securities and establishes volume limitations on the amount of any restricted securities that can be sold within certain defined time periods. Furthermore, there cannot be any assurance that there ever will be a market for the securities held by a BDC; or if a market should develop, that such market will be an established market and able to absorb the sale of a sizable amount of securities.

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

Item 2. PROPERTIES

     The Company continues to occupy office space at the premises formerly owned by it (44 West 24th Street, New York, New York). While no formal lease was ever entered into with Idex (now Globus Studios, Inc.) the Company is presently paying a charge of $1,185 per month; which charge includes office space and electricity.

Item 3.  LEGAL PROCEEDINGS

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     (a) Market information. The Company's Common Stock is traded in the over-the-counter market. Prior to February 11, 1991, such Common Stock was quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ), but such quotation was discontinued on February 11, 1991. While quotations are presently available from a dealer upon request, the market for the Company's Common Stock would not appear to qualify as an "established public trading market" as such term is defined in Securities and Exchange Commission regulations. High and low bid prices for the Common Stock of the Company have not been published by recognized sources since quotations on NASDAQ terminated and Management of the Company is not aware of such prices for the quarterly periods within the past two fiscal years except that: (i) the

National Stock Summary Guide, published by the National Quotation Bureau, has published quotations for the Company's Common Stock on a monthly and semi-annual basis to the extent that same are available; (ii) the "Pink Sheets" published by the National Quotation Bureau publishes quotations for the Company's Common Stock on a daily basis to the extent that same are available; (iii) such "Pink Sheets" dated May 1, 1997, indicate a bid price of $.125 per share but no asked price; (iv) in April 1996, the Company acquired in the open market 1,000 shares of Common Stock for its treasury at a cost of approximately $.17 per share; (v) such "Pink Sheets" dated February 29, 1996, indicate a bid price of $.25 per share but no asked price; and (vi) such "Pink Sheets" dated March 10, 1997, indicate a bid price of $.125 per share but no asked price. Generally speaking, the "Pink Sheets" published by the National Quotation Bureau, Inc. reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, do not represent actual transactions.

     (b) Holders. The number of holders of record of the Common Stock of the Company as of May 7, 1997, was approximately 218.

     (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.


Item 6. SELECTED FINANCIAL DATA

     The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                                                                    Year Ended

                                                   2/28/97          2/29/96            2/28/95            2/28/94            2/28/93
                                                   -------          -------            -------            -------            -------
Statement of Operations:
Gain (loss)
  on investments                                   819,000         1,304,000           225,000           (423,000)           747,000
Interest and Dividend
 Income                                             42,000             8,000             8,000                  0                  0

Consulting and other
  income                                            50,000            68,000            25,000             27,000             22,000
Earnings (loss)                                    647,000         1,130,000           (29,000)          (672,000)           549,000

Per share:
Earnings (loss)                                        .27               .47              (.01)              (.28)               .23

Cash dividends                                         -0-               -0-               -0-                -0-                -0-

Balance sheet:
Total assets                                     3,318,000         2,691,000         1,568,000          1,581,000          1,956,000

Shareholders' equity
  (capital deficiency)                           1,475,000           829,000          (299,000)          (270,000)           402,000


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

     At February 28, 1997, the Company had total assets of $3,318,000, compared to $2,691,000 as at February 29, 1996 and $1,568,000 as at February 28, 1995.
Included in total assets at such dates were investments of $2,787,000 (1997), $1,690,000 (1996) and $1,489,000 (1995). Shareholders' equity at such dates was $1,475,000 (1997), $829,000 (1996) and ($299,000) (1995). Gain on investments for such periods  amounted to $819,000  (1997),  $1,304,000  (1996) and $225,000
(1995). Included in such gains were $46,000 of realized gains and $773,000 of unrealized gains for 1997; $859,000 of realized gains and $445,000 of unrealized gains for 1996; and $203,000 of realized gains and $22,000 of unrealized gains for 1995. Operating expenses, including interest charges, amounted to $264,000 for 1997; $250,000 for 1996 and $287,000 for 1995. Included in operating expenses were interest charges of $35,000 for 1997, $53,000 for 1996 and $50,000 for 1995. Income (loss) from operations, both before and after provision for taxes, was $647,000 for 1997; $1,130,000 for 1996 and ($29,000) for 1995. Net
earnings (loss) per share were $. 27 for 1997; $.47 for 1996 and ($.01) for 1995. The weighted average number of shares of Common Stock outstanding at such dates was 2, 364,964 for 1997, 2,380,208 for 1996 and 2,395,477 for 1995.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at February 28, 1997 (i.e., $512,000) is offsetable by approximately $ 1,793,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Messrs. Stephen E. and Richard D. Globus (i.e., approximately $528,000); (ii) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $405,000); and (iii) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $860,000. During the past fiscal year Mr. Stephen Globus' loan account was reduced by payments to him of $35,200 and Mr. Richard Globus' loan account was reduced by payments to him of $45,200. Subsequent to February 28, 1997, the loan payable account for Mr. Stephen E. Globus and Mr. Richard D. Globus was reduced by payments to them of $35,000 and $25,000, respectively.

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

     In connection with Interface Systems, Inc. and Energy Research Corporation, it should be noted that during the past fiscal year, the Company sold 5,000 shares of its holdings in Energy Research Corporation (realizing net proceeds of approximately $52,184). Such proceeds, aggregating approximately $52,184, were principally applied by the Company as follows: $50,000 Promissory Note in Woodstock Communications. Reference should also be made to the Statements of Cash Flows contained in the Financial Statements appearing elsewhere herein.

     In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $762,000 at February 28, 1995; approximately $660,000 at February 29, 1996 and approximately $528,000 at February 28, 1997. As at May 7, 1997, such indebtedness aggregated approximately $456,000, of which amount approximately $364,000 was owed to Stephen E. Globus. As at May 7, 1997 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $409,000. As at May 7, 1997, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $872,500; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,737,500.

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

     The nature and extent of the Company's investments as at February 28, 1997 are more fully discussed in Item 1 of this Report and in Note A of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 appears at pages F-1 through F-11 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors
         ((Richard A. Eisner & Company LLP)                              F-1
Balance Sheets as at February 28, 1997 and February 29, 1996             F-3
Statements of Operations
         For the Three Years Ended February 28, 1997                     F-4
Statement of Changes in Shareholders' Equity
         For the Three Years Ended February 28, 1997                     F-5
Statement of Cash Flows
         For the Three Years Ended February 28, 1997                     F-6
Notes to Financial Statements                                            F-7
Financial Data Schedule                                                  Page 27

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

     STEPHEN E. GLOBUS, age 50, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is also a director of Tinsley Laboratories, Inc. and Plasmaco, Inc.

     RICHARD D. GLOBUS, age 50, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.) and Catamount Brewing Company.

     STANLEY WUNDERLICH, age 51, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

     RONALD J. FRANK, age 47, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

     JOSEPH  MANCUSO,  age 57,  holds  an  Electrical  Engineering  degree  from
Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department in Educational Administration at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of business plan books which have been published by Simon & Schuster. Mr. Mancuso is a director of Interscience Corp. and has been a director of the Company since his election as such on December 3, 1992.

     LISA VISLOCKY, age 39, is a Certified Public Accountant and has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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

Item 11. EXECUTIVE COMPENSATION

(a) (b)  Summary Compensation Table:

                                                                 Long Term Compensation
                                  Annual Compensation                  Awards                Payouts
(a)                (b)         (c)         (d)       (e)         (f)          (g)          (h)        (i)
                                                    Other     Restricted    Securities                All
                                                   Annual        Stock      underlying               other
Name and                                           Compen-      Award(s)     Options/      LTIP      Compen-
Principal         Year        Salary      Bonus    sation                     SAR's       Payouts    sation
Position          Ended         ($)        ($)       ($)          ($)          ($)          ($)       ($)
------------------------------------------------------------------------------------------------------------
Stephen E.
Globus,
CEO               2/28/97     50,000       --         --          --            --          --       --
                  2/29/96     50,000       --         --          --            --          --       --
                  2/28/95     50,000       --         --          --            --          --       --

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

(k) Board Compensation Committee Report on Executive Compensation
     -- Not Applicable.

(l) Performance Graph -- Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 7, 1997, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                                     Approximate
                                           Amount and Nature of        Percent
         Name                            Beneficial Ownership (1)   of Class (2)
         ----                            ------------------------   ------------

Stephen E. Globus*                             514,750(3)                22
Richard D. Globus*                             513,750                   22
Ronald P. Globus*                              500,000                   22
Ronald J. Frank                                  1,000                   (4)
Stanley Wunderlich                                none                   --
Joseph Mancuso                                    none                   --

All Directors and Officers
   as a Group (7 persons)                    1,048,200                   44(2)

Jane Globus
201 Crandon Blvd
Key Biscayne, FL 33149                         312,292(5)                13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of May 1, 1997, (2,364,860).

(3) Includes 1,000 shares held for benefit of minor son.

(4) Less than 1%.

(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(i) From time to time Messrs. Stephen E. and Richard D. Globus have made loans to the Company. During the past fiscal year of the Company they made loans of $11,000. For details as to amounts owed to them by the Company, reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein. Commencing March 1, 1988, loans owing to Mr. Stephen E. Globus (the principal amount of which was approximately $215,000 at such date) accrued interest at the rate of 5% per annum (which is the same rate of interest paid on loans owing to Mr. Richard D. Globus). The Company is also indebted to Messrs. Stephen E. and Richard D. Globus for unpaid salaries owed to them and is indebted to Ms. Jane Globus for monies loaned to it by her. For details as to amounts owed reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

(ii) During the past fiscal year Messrs. Stephen E. and Richard D. Globus, as applicable, agreed to offset a total of $66,000 of monies owed to one or both of them by the Company in return for the personal use by one or both of such two persons of facilities, personnel and other services of the Company.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) (2) Financial Statements and Financial Statement Schedules

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8 of this Report, which list is incorporated herein by reference.

(a) (3) Exhibits

     3(a) Articles of Incorporation and Amendments Thereto (Incorporated by reference to Exhibits 2(a), 2(b) and 2(c) filed with Registrant's Form S-18 Registration Statement, File # 2-72220 NY and to Exhibit 3-1 filed with Registrant's Form 8-K for event of August 7, 1984, File #0-9987.

     3(b) By-Laws   (Incorporated  by  reference  to  Exhibit  2(d)  filed  with
          Registrant's Form S-18 Registration Statement, File # 2-72220 NY.

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

                                                     GLOBUS GROWTH GROUP, INC.



                                                      By   /s/ Stephen E. Globus
                                                          ---------------------
                                                          Stephen E. Globus
                                                          Chairman of the Board

Dated:  New York, NY
        May 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                          Title                          Date
     ---------                          -----                          ----

s/Stephen E. Globus            Chairman of the Board,
-----------------------        (Principal Executive Officer)        May 29, 1997
Stephen E. Globus


s/Richard D. Globus            President, Director                  May 29, 1997
-----------------------
Richard D. Globus


s/Lisa Vislocky                Treasurer (Principal Financial &
-----------------------        Accounting Officer)                  May 29, 1997
Lisa Vislocky


s/Stanley Wunderlich           Director                             May 29, 1997
-----------------------
Stanley Wunderlich


s/Ronald J. Frank              Director                             May 29, 1997
-----------------------
Ronald J. Frank


s/Joseph Mancuso               Director                             May 29, 1997
-----------------------
Joseph Mancuso

                                                Richard A. Eisner & Company, LLP
--------------------------------------------------------------------------------
                                                     Accountants and Consultants

[LOGO]



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


     We have audited the accompanying balance sheets of Globus Growth Group, Inc. as at February 28, 1997 and February 29, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. at February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.

                 575 Madison Avenue, New York, N.Y. 10022-2597
                Member of Summit International Associates, Inc.
New York, NY    o    Melville, NY    o    Cambridge, MA    o    Florham Park, NJ

--------------------------------------------------------------------------------


[LOGO]


     As explained in Note B, the financial statements include securities valued at $1,654,000 at February 28, 1997 (50% of assets) and $660,000 at February 29, 1996 (25% of assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


/s/ Richard A. Eisner & Company, LLP

New York, New York
May 5, 1997

                            GLOBUS GROWTH GROUP, INC.

                                 BALANCE SHEETS
                                    (Note A)



                                                     February 28,   February 29,
                                                        1997           1996
                                                     -----------    -----------

                    A S S E T S
                    -----------

Cash .............................................   $   512,000    $   985,000
Investments in securities (Notes A[2] and B)  ....     2,737,000      1,690,000
Promissory note receivable (Note C) ..............        50,000
Other assets .....................................        19,000         16,000
                                                     -----------    -----------


          T O T A L ..............................   $ 3,318,000    $ 2,691,000
                                                     ===========    ===========


               L I A B I L I T I E S
               ---------------------

Accounts payable and accrued expenses,
   including salary due to officer/
   shareholders of $860,000 in 1997 and
   $760,000 in 1996 ..............................   $   910,000    $   808,000
Loans payable to officer/shareholders,
   including accrued interest of $205,000 in
   1997 and $186,000 in 1996 (Note D) ............       528,000        660,000
Loan payable to related party, including
   accrued interest of $93,000 in 1997 and
   $77,000 in 1996 (Note D) ......................       405,000        394,000
                                                     -----------    -----------

          Total liabilities ......................     1,843,000      1,862,000
                                                     -----------    -----------


               SHAREHOLDERS' EQUITY
               --------------------
                     (Note F)

Preferred stock - $.10 par value; authorized
   450,000 shares; none issued
Series B convertible preferred stock - $.10
   par value; authorized 50,000 shares;
   none issued
Common stock - $.01 par value; authorized
   4,500,000 shares; issued 2,499,000 shares .....        25,000         25,000
Additional paid-in capital .......................     2,747,000      2,747,000
Accumulated deficit ..............................    (1,260,000)    (1,907,000)
Treasury stock, at cost - 134,140 shares
   in 1997 and 133,140 shares in 1996 ............       (37,000)       (36,000)
                                                     -----------    -----------


          Total shareholders' equity .............     1,475,000        829,000
                                                     -----------    -----------


          T O T A L ..............................   $ 3,318,000    $ 2,691,000
                                                     ===========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                            GLOBUS GROWTH GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                    (Note A)



                                                      Year Ended
                                        ----------------------------------------
                                        February 28,  February 29,  February 28,
                                           1997          1996           1995
                                        -----------   -----------   ------------

Gain on investments:

   Realized .........................   $    46,000   $   859,000   $   203,000

   Unrealized .......................       773,000       445,000        22,000
                                        -----------   -----------   -----------


          T o t a l .................       819,000     1,304,000       225,000

Interest and dividend income ........        42,000         8,000         8,000

Consulting and other income
   (including approximately
   $14,000 in 1997, $25,000 in
   1996 and $11,000 in 1995
   from related parties)  ...........        50,000        68,000        25,000
                                        -----------   -----------   -----------


          T o t a l .................       911,000     1,380,000       258,000
                                        -----------   -----------   -----------


Expenses:

   General and administrative
     (Note H) .......................       229,000       197,000       237,000

   Interest .........................        35,000        53,000        50,000
                                        -----------   -----------   -----------


          T o t a l .................       264,000       250,000       287,000
                                        -----------   -----------   -----------


NET INCOME (LOSS) ...................   $   647,000   $ 1,130,000   $   (29,000)
                                        ===========   ===========   ===========



NET INCOME (LOSS) PER SHARE
   (NOTE G) .........................   $       .27   $       .47   $      (.01)
                                        ===========   ===========   ===========



Weighted average number of
   common shares ....................     2,364,964     2,380,208     2,395,477
                                        ===========   ===========   ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                                                      GLOBUS GROWTH GROUP, INC.

                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                           Common Stock                                           Treasury Stock
                                                    -----------------------   Additional                      ----------------------
                                                    Number of                   Paid-in     Accumulated       Number of
                                                      Shares       Amount       Capital       Deficit          Shares       Cost
                                                    ---------   -----------   -----------   -----------        -------   -----------

Balance - February 28, 1994 ...................     2,499,000   $    25,000   $ 2,747,000   $(3,008,000)       101,190   $    34,000


Net (loss) ....................................                                                 (29,000)


Acquisition of treasury shares, $.06 per
   share ......................................                                                                  3,300
                                                    ---------   -----------   -----------   -----------        -------   -----------


Balance - February 28, 1995 ...................     2,499,000        25,000     2,747,000    (3,037,000)       104,490        34,000


Net income ....................................                                               1,130,000


Acquisition of treasury shares, $.05 per
   share ......................................                                                                 17,200         1,000


Exchange for treasury shares, $.10 per share ..                                                                 11,450         1,000
                                                    ---------   -----------   -----------   -----------        -------   -----------



Balance - February 29, 1996 ...................     2,499,000        25,000     2,747,000    (1,907,000)       133,140        36,000


Net income ....................................                                                 647,000


Acquisition of treasury shares, $.16 per
   share                                                                                                         1,000         1,000
 ..............................................     ---------   -----------   -----------   -----------        -------   -----------


BALANCE - FEBRUARY 28, 1997  ..................     2,499,000   $    25,000   $ 2,747,000   $(1,260,000)       134,140   $    37,000
                                                    =========   ===========   ===========   ===========        =======   ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                                                      GLOBUS GROWTH GROUP, INC.

                                                      STATEMENTS OF CASH FLOWS


                                                                                                        Year Ended
                                                                                       ---------------------------------------------
                                                                                       February 28,     February 29,    February 28,
                                                                                           1997            1996             1995
                                                                                       ------------     -----------     -----------
Cash flows from operating activities:
   Net income (loss) ...............................................................    $   647,000     $ 1,130,000     $   (29,000)
   Adjustments to reconcile net income (loss) to net cash (used in)
     operating activities:
       Depreciation and amortization ...............................................          1,000           2,000           2,000
       Realized (gain) on investments ..............................................        (46,000)       (859,000)       (203,000)
       Unrealized (gain) on investments ............................................       (773,000)       (445,000)        (22,000)
       (Increase) in other assets ..................................................         (3,000)         (5,000)
       Increase in accounts payable, accrued expenses and accrued
         interest on loans .........................................................        137,000          87,000         103,000
                                                                                        -----------     -----------     -----------
           Net cash (used in) operating activities .................................        (37,000)        (90,000)       (149,000)
                                                                                        -----------     -----------     -----------

Cash flows from investing activities:
   Purchase of investments .........................................................       (280,000)       (335,000)       (190,000)
   Proceeds from sale of investments ...............................................         52,000       1,498,000         433,000
   Promissory note receivable ......................................................        (50,000)
                                                                                        -----------     -----------     -----------
           Net cash provided by (used in) investing activities .....................       (278,000)      1,163,000         243,000
                                                                                        -----------     -----------     -----------

Cash flows from financing activities:
   Purchase of treasury stock ......................................................         (1,000)         (2,000)
   Borrowings from (repayments to) related party ...................................         (5,000)          9,000          (4,000)
   Increase in loans payable to officer/shareholders ...............................         11,000          26,000          33,000
   Repayment of loans payable to officer/shareholders ..............................       (163,000)       (127,000)       (117,000)
                                                                                        -----------     -----------     -----------
           Net cash (used in) financing activities .................................       (158,000)        (94,000)        (88,000)
                                                                                        -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH ....................................................       (473,000)        979,000           6,000

Cash - beginning of year ...........................................................        985,000           6,000           - 0 -
                                                                                        -----------     -----------     -----------

CASH - END OF YEAR .................................................................    $   512,000     $   985,000     $     6,000
                                                                                        ===========     ===========     ===========


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Income taxes ..................................................................    $    11,000     $       700     $       700
     Interest ......................................................................                         11,000             600

Noncash investing activity:
   Securities sold for which cash was not received .................................           $-0-     $     1,000     $    62,000


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

(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS




(NOTE B) - Investments:

                                                                       February 28, 1997                    February 29, 1996
                                                               ---------------------------------   ---------------------------------
                                                                Number       Fair                   Number      Fair
                        Security                               of Shares     Value       Cost      of Shares    Value         Cost
------------------------------------------------------------   ---------  ----------  ----------   ---------  ----------    --------
Common stock - 89.8% in 1997 and 84.3% in 1996:
   Catamount Brewing Co. (1) ...............................      23,215  $  569,000  $  176,000      23,215  $  176,000    $176,000
   Interface Systems Inc. ..................................         775       4,000       7,000         775      12,000       7,000
   Nematron Corporation ....................................      16,925     110,000      30,000      16,925     127,000      30,000
   Energy Research, Inc. (2) ...............................      76,000     883,000      88,000      81,000     891,000      94,000
   Kimeragen, Inc. (3) .....................................                                             414      70,000      70,000
   Kimeragen, Inc. C1ass A (3) .............................     108,827     609,000     219,000      55,000     149,000     149,000
   Kimeragen, Inc. C1ass B (3) .............................      35,000     196,000      75,000
   Repligen Corporation (4) ................................     100,468      86,000     190,000
                                                                          ----------  ----------              ----------    --------

          Total common stock ...............................               2,457,000     785,000               1,425,000     526,000
                                                                          ----------  ----------              ----------    --------

Preferred shares - 10.2% in 1997 and 14.2% in 1996:
   Kimeragen, Inc. - Preferred (3) .........................                                             113      75,000      75,000
   Proscure Inc. - Series A convertible preferred (4) ......                                          61,000      86,000      86,000
   Proscure Inc. - Series B convertible preferred (4) ......                                          53,334      80,000      80,000
   Catamount Brewing Co. - Preferred .......................     260,000     150,000     150,000
   Genitope Corp. - Series A preferred .....................       4,286     130,000     130,000
                                                                          ----------  ----------              ----------    --------

          Total preferred stock ............................                 280,000     280,000                 241,000     241,000
                                                                          ----------  ----------              ----------    --------


Stock purchase warrants - 0% in 1997 and 1.5% in 1996:
   Glycan Pharmaceuticals Inc. (4) .........................                                          37,500      17,000      17,000
   Proscure Inc. (4) .......................................                                          75,000       7,000       7,000
                                                                          ----------  ----------              ----------    --------

                                                                              - 0 -       - 0 -                   24,000      24,000
                                                                          ----------  ----------              ----------    --------

          Total investments - fair value ...................              $2,737,000  $1,065,000              $1,690,000    $791,000
                                                                          ==========  ==========              ==========    ========


Restricted and not readily marketable securities were valued at a total fair value of $1,654,000 and $660,000 at February 28, 1997 and February 29, 1996,
   respectively, as determined by the Board of Directors. Such investments consisted of all securities except Interface Systems Inc., Nematron Corporation, Energy Research, Inc. and Repligen Corp. in 1997 and in 1996 for which values are based on quoted market values.

The Company invests in energy technology, biotechnology, beverage company and computer technology, 33%, 37%, 26% and 4%, respectively, at February 28, 1997 and 53%, 29%, 10% and 8%, respectively, at February 29, 1996. All investments are in U.S. companies.

All investments are nonincome producing except Interface Systems Inc. in 1996.



(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Investments:  (continued)

     (1) Represents in excess of 5% of outstanding voting securities of investee.

     (2) Subject to the provisions of Rule 144(k) under the Securities Act of 1933.

     (3) During the year ended February 28, 1997 113 shares of preferred stock were exchanged for 35,000 shares of Class B common stock and 414 shares of common stock were exchanged for 53,827 shares of Class A common stock.

     (4) During the year ended February 28, 1997 all of the preferred stock was exchanged for 91,468 shares of Repligen Corporation common stock and all of the Proscure Inc. and Glycan Pharmaceuticals Inc. warrants were exchanged for 9,000 shares of Repligen Corporation common stock.

     Cost indicated above is tax cost. The unrealized appreciation and depreciation is as follows:


                                                 February 28,       February 29,
                                                    1997                1996
                                                 -----------         -----------
Unrealized appreciation .................        $ 1,779,000         $   899,000

Unrealized (depreciation) ...............           (107,000)
                                                 -----------         -----------
          Net appreciation ..............        $ 1,672,000         $   899,000
                                                 ===========         ===========


(NOTE C) - Promissory Note Receivable:

     In November 1996 the Company loaned $50,000 to Woodstock Communications Inc. The loan matures on the earlier of the date of consummation of a financing, as defined, on November 19, 1998. The loan bears interest, determinable at the option of the Company, either at 10% per annum or the issuance of Class A common stock of the borrower equaling a 1% ownership interest, as defined.


(NOTE D) - Loans Payable:

     Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5%.

     The estimated fair value of these financial instruments is not readily determinable due to the nature of the relationship of the parties. The amounts presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Income Taxes:

     The current provision for income taxes for the year ended February 28, 1997 in the amount of approximately $295,000 equals the amount of the reduction in the valuation allowance on the deferred tax asset. As of February 28, 1997, the Company has approximately $871,000 of net operating loss carryforwards to reduce taxable income. Such carryforwards expire in fiscal years ending in February 2000 through February 2011.

     Temporary differences and carryforwards which give rise to the net deferred tax asset are as follows:


                                                      February 28,  February 29,
                                                          1997          1996
                                                      ------------  ------------
Net operating loss
   carryovers .....................................    $ 401,000      $ 402,000
Unrealized gain on
   investments ....................................     (769,000)      (414,000)
Accrued expenses not yet
   deductible for income tax
   purposes .......................................      533,000        472,000
                                                       ---------      ---------

                                                         165,000        460,000
Less valuation allowance
   thereon ........................................      165,000        460,000
                                                       ---------      ---------

                                                       $  - 0 -       $  - 0 -
                                                       =========      =========


(NOTE F) - Shareholders' Equity:

     The Board of Directors has authorized the future sale of up to 300,000 shares of the Company's authorized, but unissued, common stock at a price of $.50 per share to individuals to be determined at the discretion of the Board. No such shares have been issued.


(NOTE G) - Per Share Data:

     Per share data are based on the weighted average number of shares of common stock outstanding.



(continued)

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Related Party Transactions:

     The Company paid approximately $14,000 for rent to a related party for the year ended February 28, 1997 and approximately $13,000 for each of the years ended February 29, 1996 and February 28, 1995.

     The Company charged two officer/shareholders $66,000 as reimbursement for general and administrative costs and for their use of the Company's office and personnel during each of the years ended February 28, 1997, February 29, 1996, and February 28, 1995.