Form 10-K/A
period 1997-02-28
GLOBUS GROWTH GROUP INC
filed 1997-06-05
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                FORM 10-K/A No.1



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates as at May 1, 1997 was approximately $65,509 (524,068 shares at $.125 per share). The number of shares of the Registrant's Common Stock outstanding as at May 1, 1997 was 2,364,860 (excluding 134,140 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to market value was computed by reference to a bid price of $.125 per share contained in the "Pink Sheets" published by the National Quotation Bureau dated May 1, 1997 (there being no published price at which the stock was sold, or any published average bid and asked prices of such stock as of such date).

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


Dated:  New York, NY
        June 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                          Title                          Date
     ---------                          -----                          ----

s/Stephen E. Globus            Chairman of the Board,
-----------------------        (Principal Executive Officer)       June 5, 1997
Stephen E. Globus


s/Richard D. Globus            President, Director                 June 5, 1997
-----------------------
Richard D. Globus


s/Lisa Vislocky                Treasurer (Principal Financial &
-----------------------        Accounting Officer)                 June 5, 1997
Lisa Vislocky


s/Stanley Wunderlich           Director                            June 5, 1997
-----------------------
Stanley Wunderlich


s/Ronald J. Frank              Director                            June 5, 1997
-----------------------
Ronald J. Frank


s/Joseph Mancuso               Director                            June 5, 1997
-----------------------
Joseph Mancuso

                            GLOBUS GROWTH GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS




(NOTE B) - Investments:

                                                                       February 28, 1997                    February 29, 1996
                                                               ---------------------------------   ---------------------------------
                                                                Number       Fair                   Number      Fair
                        Security                               of Shares     Value       Cost      of Shares    Value         Cost
------------------------------------------------------------   ---------  ----------  ----------   ---------  ----------    --------
Common stock - 89.8% in 1997 and 84.3% in 1996:
   Catamount Brewing Co. (1) ...............................      23,215  $  569,000  $  176,000      23,215  $  176,000    $176,000
   Interface Systems Inc. ..................................         775       4,000       7,000         775      12,000       7,000
   Nematron Corporation ....................................      16,925     110,000      30,000      16,925     127,000      30,000
   Energy Research, Inc. (2) ...............................      76,000     883,000      88,000      81,000     891,000      94,000
   Kimeragen, Inc. (3) .....................................                                             414      70,000      70,000
   Kimeragen, Inc. C1ass A (3) .............................     108,827     609,000     219,000      55,000     149,000     149,000
   Kimeragen, Inc. C1ass B (3) .............................      35,000     196,000      75,000
   Repligen Corporation (4) ................................     100,468      86,000     190,000
                                                                          ----------  ----------              ----------    --------

          Total common stock ...............................               2,457,000     785,000               1,425,000     526,000
                                                                          ----------  ----------              ----------    --------


Preferred shares - 10.2% in 1997 and 14.2% in 1996:
   Kimeragen, Inc. - Preferred (3) .........................                                             113      75,000      75,000
   Proscure Inc. - Series A convertible preferred (4) ......                                          61,000      86,000      86,000
   Proscure Inc. - Series B convertible preferred (4) ......                                          53,334      80,000      80,000
   Catamount Brewing Co. - Preferred .......................       4,286     150,000     150,000
   Genitope Corp. - Series A preferred .....................     260,000     130,000     130,000
                                                                          ----------  ----------              ----------    --------


          Total preferred stock ............................                 280,000     280,000                 241,000     241,000
                                                                          ----------  ----------              ----------    --------


Stock purchase warrants - 0% in 1997 and 1.5% in 1996:
   Glycan Pharmaceuticals Inc. (4) .........................                                          37,500      17,000      17,000
   Proscure Inc. (4) .......................................                                          75,000       7,000       7,000
                                                                          ----------  ----------              ----------    --------

                                                                              - 0 -       - 0 -                   24,000      24,000
                                                                          ----------  ----------              ----------    --------

          Total investments - fair value ...................              $2,737,000  $1,065,000              $1,690,000    $791,000
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