Form 10-Q
period 1997-08-31
GLOBUS GROWTH GROUP INC
filed 1997-10-01
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 1997

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS



                                                                 August 31,    February 28,
                                                                    1997           1997
                                                                -----------    -----------
ASSETS                                                          (Unaudited)    (See Note 1)
Cash                                                                $47,000       $512,000
Investments in Securities (Note 3)                               $3,051,000     $2,737,000
Promissory Note Receivable                                          $50,000        $50,000
Other Assets                                                        $20,000        $19,000
                                                                -----------    -----------
TOTAL                                                            $3,168,000     $3,318,000
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                            $948,000       $910,000
  Loans payable to officers/shareholders                           $471,000       $528,000
  Demand loan payable to related party                             $413,000       $405,000
                                                                -----------    -----------
Total Liabilities                                                $1,832,000     $1,843,000
                                                                -----------    -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized  - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 8/31/97                     $25,000        $25,000
Additional paid in capital                                       $2,747,000     $2,747,000
Treasury Stock, 134,140 shares at 8/31/97                          ($37,000)      ($37,000)
Accumulated earnings (deficit)                                  ($1,399,000)   ($1,260,000)
                                                                -----------    -----------
Total stockholders' equity                                       $1,336,000     $1,475,000
                                                                -----------    -----------
TOTAL                                                            $3,168,000     $3,318,000
                                                                -----------    -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
    (Unaudited)

                                                                         Three Months                          Six Months
                                                                        Ended August 31,                      Ended August 31,
                                                                    1997               1996               1997               1996
                                                                -----------        -----------        -----------        -----------
Gain (loss) on investments:
   Realized                                                         $73,000                 $0            $95,000                 $0
   Unrealized                                                      ($12,000)         ($320,000)         ($154,000)          $296,000
                                                                -----------        -----------        -----------        -----------
Total                                                               $61,000          ($320,000)          ($59,000)          $296,000
Dividend Income                                                      $2,000            $11,000             $8,000            $23,000
Interest Income                                                      $4,000                 $0             $5,000                 $0
Consulting and other income                                          $9,000             $9,000            $18,000            $18,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                               $76,000          ($300,000)          ($28,000)          $337,000

Expenses:
   General and administrative                                       $44,000            $48,000            $96,000           $117,000
   Interest                                                          $7,000             $9,000            $15,000            $19,000
                                                                -----------        -----------        -----------        -----------
TOTAL                                                               $51,000            $57,000           $111,000           $136,000

Income (loss) from operations before taxes                          $25,000          ($357,000)         ($139,000)          $201,000
Benefit/(Provision) for taxes                                            $0                 $0                 $0                 $0
                                                                -----------        -----------        -----------        -----------
Net earnings (loss)                                                 $25,000          ($357,000)         ($139,000)          $201,000
                                                                -----------        -----------        -----------        -----------


Net (Loss) per share of common stock                                  $0.01             ($0.15)            ($0.06)             $0.08
Weighted Average Number of shares of
    Stock Outstanding                                             2,364,860          2,364,860          2,364,860          2,365,067
                                                                -----------        -----------        -----------        -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
     (Unaudited)

                                                                                                                   Six Months
                                                                                                                Ended August 31,
                                                                                                            1997             1996
                                                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                                                                ($139,000)        $201,000
        Adjustments to reconcile net income (loss) to net cash provided by (used in)
              operating activities:
              Depreciation and amortization                                                                     $0           $1,000
              Realized (gain) loss on investments                                                         ($95,000)              $0
              Unrealized (gain) loss on investments                                                       $154,000        ($296,000)
              Increase in accounts payable, accrued expenses and accrued interest
                on loans                                                                                   $53,000          $54,000
              (Increase) decrease in prepaid assets                                                        ($2,000)          $2,000
                                                                                                         ---------        ---------

              Net cash (used in ) operating activities                                                    ($29,000)        ($38,000)
              ---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of investments                                                                          ($500,000)              $0
        Purchase of property and equipment                                                                      $0               $0
        Proceeds from sale of investments                                                                 $128,000               $0
                                                                                                         ---------        ---------

              Net cash provided by (used in ) investing activities                                       ($372,000)              $0
              ---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of loans payable to officers/shareholders                                               ($94,000)        ($60,000)
        Increase (decrease) in loans payable to officers/shareholders                                      $30,000         ($17,000)
        Borrowing from related party                                                                            $0               $0
        Repayment to broker                                                                                     $0               $0
        Payment from broker                                                                                     $0               $0
        Purchase of treasury stock                                                                              $0               $0
                                                                                                         ---------        ---------

              Net cash provided by (used in) financing activities                                         ($64,000)        ($77,000)
              ---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                          ($465,000)       ($115,000)

Cash - beginning of period                                                                                $512,000         $985,000

Cash - end of period                                                                                       $47,000         $870,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the year for:
              Interest                                                                                          $0               $0
              Income Taxes                                                                                  $3,000          $12,000

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.  Notes to Condensed Financial Statements
                                   (Unaudited)                   August 31, 1997


Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 1997, the results of operations for the three and six months ended August 31, 1997 and 1996, and statement of cash flows for the six months ended August 31, 1997 and 1996.

     The results of operations for the six months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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


Note 3 - Investments

     As of February 28, 1997 and August 31, 1997, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

     (Continued on next page)

                                                               August 31,                                February 28,
                                                                 1997                                        1997
                                                                 ----                                        ----

                                                    No.                                          No.
                                                 Shares          Value          Cost          Shares         Value           Cost
                                               ----------     ----------     ----------     ----------     ----------     ----------
Common Stock
------------
Catamount Brewing Co.                              23,215       $569,000       $176,000         23,215       $569,000       $176,000
Interface Systems Inc.                                775         $2,000         $7,000            775         $4,000         $7,000
Nematron Corp.                                                                                  16,925       $110,000        $30,000
Energy Research Corp.*                             74,000       $796,000        $86,000         76,000       $883,000        $88,000
Kimeragen, Inc. Cl A                              108,827       $609,000       $219,000        108,827       $609,000       $219,000
Kimeragen, Inc. Cl B                               35,000       $196,000        $75,000         35,000       $196,000        $75,000
Repligen Corporation                              100,468        $99,000       $190,000        100,468        $86,000       $190,000
                                                              ----------     ----------                    ----------     ----------
Total Common Stock*                                           $2,271,000       $753,000                    $2,457,000       $785,000
                                                              ==========     ==========                    ==========     ==========

Preferred Stock
---------------
Catamount Brewing Co. - Pfd                         4,286       $150,000       $150,000          4,286       $150,000       $150,000
Genitope Corp. Series A Pfd                       420,858       $210,000       $210,000        260,000       $130,000       $130,000
                                                                                                           ----------     ----------
Genitope Corp. Series B Pfd                       332,992       $420,000       $420,000
                                                              ----------     ----------
Total Preferred Stock                                           $780,000       $780,000                      $280,000       $280,000
                                                              ==========     ==========                    ==========     ==========

Promissory Note
---------------
Woodstock Communications Inc.                                    $50,000        $50,000                       $50,000        $50,000
                                                              ----------     ----------                    ----------     ----------

Total Investments - Fair  value*                              $3,101,000     $1,583,000                    $2,787,000     $1,115,000
                                                              ----------     ----------                    ----------     ----------

====================================================================================================================================

*On September 18, 1997, the Company sold all of the shares of common stock of Energy Research Corp. held by it for the net sum of $960,116.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Results of Operations

     Prior to fiscal 1987, the Company was engaged in the camera and photography business. On February 28, 1986, the Company sold its operating business to an affiliated company and since that date the Company's principal activity has been the making of investments in other companies.

     At August 31, 1997, the Company had total assets of $3,168,000 compared to total assets of $3,318,000 as at February 28, 1997. Included in total assets at such dates were investments of $3,101,000 for the six month period ended August 31, 1997 and $2,787,000 for the year ended February 28, 1997. Shareholders equity at such dates was $1,336,000 for the six month period ended August 31, 1997 and $1,475,000 for the year ended February 28, 1997. Loss on investments amounted to ($59,000) for the six month period ended August 31, 1997 as compared to a gain of $296,000 for the six month period ended August 31, 1996. Included in such gains (losses) were realized gain of $95,000 and unrealized loss of ($154,000) for the six month period ended August 31, 1997 compared to $296,000 of unrealized gain and no realized gain or loss for the six month period ended August 31, 1996. Operating expenses, including interest charges, amounted to $111,000 for the 1997 six month period and $136,000 for the 1996 six month period. Income (loss) from operations, both before and after provision for taxes, was ($139,000) for the six month period ended August 31, 1997 compared to $201,000 for the six month period ended August 31, 1996. Net earnings (loss) per share were ($0.06) for the 1997 six month period compared to $0.08 for the comparable 1996 period. The weighted average number of shares of Common Stock outstanding at August 31, 1997 was 2,364,860 and 2,365,067 at August 31, 1996.

Analysis of Financial Condition

     The Company's pro forma cash position as at August 31, 1997 (i.e., $47,000 plus $960,116 representing the net proceeds of its sale in September 1997 of its holdings in Energy Research Corp.) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company (chiefly Stephen E. Globus) not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $471,000 at August 31, 1997, a decrease of $57,000 from $528,000 at February 28, 1997. This decrease was due to a $61,000 loan repayment to Stephen E. and Richard D. Globus and a $33,000 charge to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the six month period (reference is made to Note H of Form 10K, as amended, for the year ended February 28, 1997); which decrease was somewhat offset by an increase in loans of approximately $30,000 and an increase in accrued interest of approximately $7,000. As at August 31, 1997, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $413,000, including accrued interest. As at August 31, 1997, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $910,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,794,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report, as amended, for its fiscal year ended February 28, 1997 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report, as amended, and to the Financial Statements and notes thereto contained in such Report, as amended, for information concerning the Company's investments and its financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.


PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

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

Date:  October 15, 1997


                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                           /s/ Stephen E. Globus
                                                           ---------------------
                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)



                                                            s/ Richard D. Globus
                                                           ---------------------
                                                               RICHARD D. GLOBUS
                                                             President, Director