Form 10-Q
period 1997-11-30
GLOBUS GROWTH GROUP INC
filed 1998-01-09
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No___



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 149,443 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                 November 30,  February 28,
                                                                    1997           1997
                                                                -----------    -----------
ASSETS                                                           (Unaudited)   (See Note 1)
Cash                                                               $949,000       $512,000
Investments in Securities (Note 3)                               $2,244,000     $2,737,000
Promissory Note Receivable                                          $50,000        $50,000
Other Assets                                                        $17,000        $19,000
                                                                -----------    -----------
TOTAL                                                            $3,260,000     $3,318,000
                                                                -----------    -----------


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                            $966,000       $910,000
  Loans payable to officers/shareholders                           $439,000       $528,000
  Demand loan payable to related party                             $417,000       $405,000
                                                                -----------    -----------
Total Liabilities                                                $1,822,000     $1,843,000
                                                                -----------    -----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized  - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/97                    $25,000        $25,000
Additional paid in capital                                       $2,747,000     $2,747,000
Treasury Stock, 149,443 shares at 11/30/97                         ($40,000)      ($37,000)
Accumulated earnings (deficit)                                  ($1,294,000)   ($1,260,000)
                                                                -----------    -----------
Total stockholders' equity                                       $1,438,000     $1,475,000
                                                                -----------    -----------
TOTAL                                                            $3,260,000     $3,318,000
                                                                -----------    -----------




(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
        (Unaudited)

                                                   Three Months                  Nine Months
                                                 Ended November 30,           Ended November 30,
                                                 1997         1996           1997           1996
                                             -----------   -----------    -----------    -----------
Gain (loss) on investments:
   Realized                                     $100,000            $0        $94,000             $0
   Unrealized                                     $1,000     ($299,000)        $1,000        ($3,000)
                                             -----------   -----------    -----------    -----------
Total                                           $101,000     ($299,000)       $95,000        ($3,000)
Dividend Income                                   $2,000       $10,000        $10,000        $33,000
Interest Income                                   $1,000            $0         $6,000             $0
Consulting and other income                       $9,000        $9,000        $27,000        $27,000
                                             -----------   -----------    -----------    -----------
TOTAL                                           $113,000     ($280,000)      $138,000        $57,000

Expenses:
   General and administrative                    $54,000       $47,000       $150,000       $164,000
   Interest                                       $7,000        $8,000        $22,000        $27,000
                                             -----------   -----------    -----------    -----------
TOTAL                                            $61,000       $55,000       $172,000       $191,000

Income (loss) from operations before taxes       $52,000     ($335,000)      ($34,000)     ($134,000)
Benefit/(Provision) for taxes                         $0            $0             $0             $0
                                             -----------   -----------    -----------    -----------
Net earnings (loss)                              $52,000     ($335,000)      ($34,000)     ($134,000)
                                             -----------   -----------    -----------    -----------


Net (Loss) per share of common stock               $0.02        ($0.14)        ($0.01)        ($0.06)
Weighted Average Number of shares of
    Stock Outstanding                          2,354,602     2,364,860      2,361,466      2,364,998
                                             -----------   -----------    -----------    -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
          (Unaudited)

                                                                                             Nine Months
                                                                                          Ended November 30,
                                                                                         1997           1996
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                 ($34,000)     ($134,000)
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
            operating activities:
            Depreciation and amortization                                                  $2,000         $1,000
            Realized (gain) loss on investments                                          ($94,000)            $0
            Unrealized (gain) loss on investments                                         ($1,000)        $3,000
            Increase in accounts payable, accrued expenses and accrued interest
                on loans                                                                  $77,000        $92,000
            (Increase) decrease in prepaid assets                                          $2,000         $5,000
                                                                                      -----------    -----------

            Net cash (used in) operating activities                                      ($48,000)      ($33,000)
            ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                                          ($500,000)     ($180,000)
       Purchase of property and equipment                                                      $0             $0
       Proceeds from sale of investments                                               $1,088,000             $0
                                                                                      -----------    -----------

            Net cash provided by (used in ) investing activities                         $588,000      ($180,000)
            ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                              ($106,000)      ($80,000)
       Increase (decrease) in loans payable to officers/shareholders                       $7,000       ($39,000)
       Purchase of treasury stock                                                         ($4,000)            $0
                                                                                      -----------    -----------

            Net cash provided by (used in) financing activities                         ($103,000)     ($119,000)
            ----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                          $437,000      ($332,000)

Cash - beginning of period                                                               $512,000       $985,000

Cash - end of period                                                                     $949,000       $653,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                           $0             $0
            Income Taxes                                                                   $3,000        $12,000

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                                      November 30, 1997

                    Notes to Condensed Financial Statements
                                   (Unaudited)

        Note 1 -     Basis of Condensed Information

                     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 1997, the results of operations for the three and nine months ended November 30, 1997 and 1996, and statement of cash flows for the nine months ended November 30, 1997 and 1996.

                     The results of operations for the nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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




        Note 3 -     Investments

                     As of February 28, 1997 and November 30, 1997, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

                     (Continued on next page)

                                               November 30,                           February 28,
                                                 1997                                     1997
                                                 ----                                     ----

                                        No.                                   No.
                                      Shares     Value         Cost         Shares        Value         Cost
                                      ------     -----         ----         ------        -----         ----
Common Stock
Catamount Brewing Co.                 23,215     $569,000      $176,000      23,215      $569,000       $176,000
Interface Systems Inc.                   775       $2,000        $7,000         775        $4,000         $7,000
Nematron Corp.*                                                              16,925      $110,000        $30,000
Energy Research Corp.**                                                      76,000      $883,000        $88,000
Kimeragen, Inc. Cl A                 108,827     $609,000      $219,000     108,827      $609,000       $219,000
Kimeragen, Inc. Cl B                  35,000     $196,000       $75,000      35,000      $196,000        $75,000
Repligen Corporation                 100,468      $88,000      $190,000     100,468       $86,000       $190,000
                                              -----------   -----------                ----------    -----------
Total Common Stock                             $1,464,000      $667,000                $2,457,000       $785,000
                                              -----------   -----------                ----------    -----------

Preferred Stock
Catamount Brewing Co. - Pfd            4,286     $150,000      $150,000       4,286      $150,000       $150,000
Genitope Corp. Series A Pfd          420,858     $210,000      $210,000     260,000      $130,000       $130,000
                                                                                       ----------    -----------
Genitope Corp. Series B Pfd          332,992     $420,000      $420,000
                                              -----------   -----------
Total Preferred Stock                            $780,000      $780,000                  $280,000       $280,000
                                              -----------   -----------                ----------    -----------


Promissory Note
Woodstock Communications Inc.                     $50,000       $50,000                   $50,000        $50,000
                                              -----------   -----------                ----------    -----------

Total Investments - Fair  value                $2,294,000    $1,497,000                $2,787,000     $1,115,000
                                              -----------   -----------                ----------    -----------


-----------

*16,925 shares sold in June 1997 for $102,919 net.

**2,000 shares sold March 1997 for $24,648 net; and 74,000 shares sold September 1997 for $960,116 net.

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

     At November 30, 1997, the Company had total assets of $3,260,000 compared to total assets of $3,318,000 as at February 28, 1997. Included in total assets at such dates were investments and notes of $2,294,000 for the nine month period ended November 30, 1997 and $2,787,000 for the year ended February 28, 1997. Shareholders equity at such dates was $1,438,000 for the nine month period ended November 30, 1997 and $1,475,000 for the year ended February 28, 1997. Gain on investments amounted to $95,000 for the nine month period ended November 30, 1997 as compared to a loss of ($3,000) for the nine month period ended November 30, 1996. Included in such gains (losses) were realized gain of $94,000 and unrealized gain of $1,000 for the nine month period ended November 30, 1997 compared to ($3,000) of unrealized loss and no realized gain or loss for the nine month period ended November 30, 1996. Operating expenses, including interest charges, amounted to $172,000 for the 1997 nine month period and $191,000 for the 1996 nine month period. Loss from operations, both before and after provision for taxes, was ($34,000) for the nine month period ended
November 30, 1997 compared to ($134,000) for the nine month period ended November 30, 1996. Net loss per share was ($0.01) for the 1997 nine month period compared to ($0.06) for the comparable 1996 period. The weighted average number of shares of Common Stock outstanding at November 30, 1997 was 2,361,466 and 2,364,998 at November 30, 1996.



Analysis of Financial Condition

     The Company's cash position as at November 30, 1997 (i.e., $949,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $439,000 at November 30, 1997, a decrease of $89,000 from $528,000 at February 28, 1997. This decrease was due in part to a $106,000 (total) loan repayment to Stephen E. and Richard D. Globus. A $50,000 charge was made to the two officers/shareholders loans for general and administrative costs and use by them of the Company's office and personnel for the nine month period (reference is made to Note H of Form 10K, as amended, for the year ended February 28, 1997); which decrease was somewhat offset by an increase in loans of approximately $57,000 and an increase in accrued interest of approximately $10,000. As at November 30, 1997, loans payable to another member of the Globus family, to wit:
Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $417,000, including accrued interest. As at November 30, 1997, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $935,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,791,000.

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

Date: January 15, 1998


GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                            s/ Stephen E. Globus
                                                   -----------------------------
                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)



                                                            s/ Richard D. Globus
                                                   -----------------------------
                                                               RICHARD D. GLOBUS
                                                             President, Director