Form 10-K
period 1998-02-28
GLOBUS GROWTH GROUP INC
filed 1998-06-12
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 1998 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates as at April 9, 1998 was approximately $126,616 (506,465 shares at $.25 per share). The number of shares of the Registrant's Common Stock outstanding as at April 9, 1998 was 2,347,257 (excluding 151,743 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to market value was computed by reference to a bid price of $.25 per share contained in the "Pink Sheets" published by the National Quotation Bureau dated April 9, 1998 (there being no published price at which the stock was sold, or any published average bid and asked prices of such stock as of such date).

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 25 Pages

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

Investment Portfolio

     As at February 28, 1998, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Catamount Brewing Company - a privately held beer brewing company located in Windsor, Vermont. Operations of the brewery commenced on January 22, 1987. Sales of the product are presently being made principally in Vermont, New Hampshire and Massachusetts. A small secondary sales market for the product also occurs in parts of Connecticut, New York, Rhode Island, New Jersey and Washington, D.C. Richard D. Globus, an officer and director of the Company is also a director of Catamount, and various members of the Globus family, two of whom are Directors of the Company, as well as one other member of the Board of Directors of the Company are also stockholders of Catamount.

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

(iii) Kimeragen, Inc. - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases.

(iv) Repligen Corporation ("Repligen") - a publicly held research and development corporation founded in 1981. Its field of activity is primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. In March of 1996, Repligen acquired Glycan Pharmaceuticals ( a former investee of the Company). As a result of that transaction, Repligen acquired a majority interest in Proscure, Inc. (another former investee of the Company). Subsequently, the Company exchanged its interests in Proscure, Inc. and Glycan Pharmaceuticals for an aggregate of 100,468 shares of Common Stock of Repligen. One of the Directors of the Company, who was a stockholder of Proscure, Inc. is also a stockholder of Repligen. For additional information concerning Proscure, Inc. reference is made to Item 1 of the Company's Form 10-K for its fiscal year ended February 29, 1996 and to Note B of the Notes To Financial Statements contained in such Form 10-K, which Item and Note are incorporated herein by reference.

(v) Genitope Corporation - a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It focuses upon the development and production of custom cancer vaccines for the treatment of Non-Hodgkin's Lymphoma.

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

     The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 1998, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 1997 are also set forth. Investments listed in the table include only those the value of which, as at February 28, 1998, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                        Basis
                                        2/28/98          2/28/97       Employed
                                        -------          -------       --------

Catamount Brewing Company             $176,000(1)      $569,000(1)    Fair Value
Interface Systems, Inc.                 $3,000(2)        $4,000(2)      Market
Nematron Corp.                              $0(3)      $110,000(3)      Market
Energy Research Corp.                       $0(4)      $883,000(4)      Market
Kimeragen, Inc.                       $805,000(5)      $805,000(5)    Fair Value

Repligen Corp.                        $116,000(6)       $86,000(6)      Market
Genitope Corp.                        $630,000(7)      $130,000(7)    Fair Value
Catamount Brewing Co. Pfd.            $150,000(8)      $150,000(8)    Fair Value
                                    ----------       ----------
                                    $1,880,000       $2,737,000
                                    ----------       ----------

Notes to Table:

(1) Represents equity investment - 23,215 common shares owned at each date. On April 16, 1998 the Company loaned Catamount $25,000 on a demand loan basis.
(2)  Represents equity investment - 775 shares owned at each date.
(3)  Sold entire equity investment on June 18, 1997 for $102,918.52.
(4) Sold 2,000 shares in March 1997 for $24,648.20 and sold the remaining balance of 74,000 shares on September 18, 1997 for $960,115.62.
(5) Represents equity investment - 108,827 shares of Class A Common Stock and 35,000 shares of Class B Common Stock owned at each date.
(6)  Represents equity investment - 100,468 shares owned at each date.
(7) Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at 2/28/98 and 260,000 Series A Preferred shares owned at 2/28/97.
(8)  Represents equity investment - 4,286 Preferred shares owned at each date.

Because of valuation factors, increases or decreases in the dollar amount of any particular investment, business judgment, and other investment decision factors, the amount of the Company's interest in any particular investee may vary from time to time.

     The preceding table does not include the Company's investment in Woodstock Communications, Inc., which consisted of a Promissory Note of such entity in the amount of $50,000 dated November 19, 1996 representing a loan to it by the Company in such amount. The maturity date of such Note was the earlier to occur of November 19, 1998 or the date of consummation of a corporate financing by Woodstock in an amount exceeding $1,750,000. On the maturity date, the Company has the right to elect to receive (by way of interest) either a cash interest payment of 10% simple interest per annum, or, in lieu of cash interest, a number of shares of Class A Common Stock of Woodstock equating to 1% ownership interest in Woodstock on the date of the Note, subject to certain dilutive effects of subsequent transactions. Woodstock's planned financing was not completed and they are in poor financial condition. Therefore, the Company's management has written off this note and accrued interest as uncollectible.


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

Personnel

     The Company presently employs three persons (including Messrs. Stephen and Richard Globus) on a full-time basis.

Item 2.  PROPERTIES

     The Company continues to occupy office space at the premises formerly owned by it (44 West 24th Street, New York, New York). While no formal lease was ever entered into with Idex (now Globus Studios, Inc.) the Company was paying a charge of $1,185 per month through February 28, 1998, and is presently paying a charge of $1,785 per month starting March 1, 1998, which charge includes office space and electricity.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     (a) Market information. The Company's Common Stock is traded in the over-the-counter market. Prior to February 11, 1991, such Common Stock was quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ), but such quotation was discontinued on February 11, 1991. While quotations are presently available from a dealer upon request, the market for the Company's Common Stock would not appear to qualify as an "established public trading market" as such term is defined in Securities and Exchange Commission regulations. Management of the Company is not aware of high and low bid prices for the Company's Common Stock for the quarterly periods within the past two fiscal years except that: (i) the National Stock Summary Guide, published by the National Quotation Bureau, publishes the range of quotations for the Company's Common Stock on a monthly and semi-annual basis to the extent that same are available; (ii) the "Pink Sheets" published by the National Quotation Bureau (formerly published on a daily basis and since June, 1997 published on a weekly basis) publishes quotations for the Company's Common Stock to the extent that same are available; (iii) such "Pink Sheets" dated May 1, 1997, indicate a bid price of $.125 per share but no asked price; (iv) such "Pink Sheets" for the week ending February 27, 1998 indicate (a) a closing bid of $.25 per share but no asked price and (b) a 52 week high/low bid of $.25/$.125 per share; (v) such "Pink Sheets" for the week ending April 9, 1998 indicate the same prices as for the week ending February 27, 1998; (vi) in April, 1996, the Company acquired in the open market 1,000 shares of Common Stock for its Treasury at a cost of approximately $.16 per share; (vii) in September, 1997, the Company acquired in the open market 15,303 shares of its Common Stock for its Treasury at a cost of approximately $.25 per share; and (viii) in December, 1997, the Company acquired in the open market 2,300 shares of its Common Stock for its Treasury at a cost of approximately $.25 per share. Generally speaking, the "Pink Sheets" reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, do not represent actual transactions.

     (b) Holders. The number of holders of record of the Common Stock of the Company as of March 15, 1998, was approximately 216.

     (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                                          Year Ended

                                 2/28/98       2/28/97      2/29/96      2/28/95       2/28/94
                                 -------       -------      -------      -------       -------
Statement of Operations:
Gain (loss)
  on investments                (270,000)      819,000    1,304,000      225,000      (423,000)
Interest and Dividend
 Income                           14,000        42,000        8,000        8,000             0
Consulting and other
  income                          77,000        50,000       68,000       25,000        27,000
Earnings (loss)                 (518,000)      647,000    1,130,000      (29,000)     (672,000)
Per share:
Earnings (loss)                    (0.22)          .27          .47         (.01)         (.28)
Cash dividends                       -0-           -0-          -0-          -0-           -0-
Balance sheet:
Total assets                   2,730,000     3,318,000    2,691,000    1,568,000     1,581,000
Shareholders' equity
  (capital deficiency)           953,000     1,475,000      829,000     (299,000)     (270,000)


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

     At February 28, 1998, the Company had total assets of $2,730,000, compared to $3,318,000 as at February 28, 1997 and $2,691,000 as at February 29, 1996.
Included in total assets at such dates were investments of $1,880,000 (1998), $2,737,000 (1997) and $1,690,000 (1996). Shareholders' equity at such dates was $953,000 (1998), $1,475,000 (1997) and $829,000 (1996). Gain (loss) on investments for such periods amounted to ($270,000) (1998), $819,000 (1997) and $1,304,000 (1996). Included in such gains (losses) were $969,000 of realized gain on investments and ($1,239,000) of change in unrealized gain (loss) on investments for 1998; $46,000 of realized gain on investments and $773,000 of change in unrealized gain (loss) on investments for 1997; and $859,000 of realized gain on investments and $445,000 of change in unrealized gain (loss) on investments for 1996. Operating expenses, including interest charges, amounted to $339,000 for 1998; $264,000 for 1997 and $250,000 for 1996. Included in
operating expenses were interest charges of $28,000 for 1998, $35,000 for 1997 and $53,000 for 1996. Included in expenses at February 28, 1998 is $51,000 of promissory note and accrued interest written off as uncollectible (see Note C of Notes to Financial Statements). Income (loss) from operations, after provision for taxes, was ($518,000) for 1998; $647,000 for 1997 and $1,130,000 for 1996.
Net earnings (loss) per share were ($0.22) for 1998; $0.27 for 1997 and $0.47 for 1996. The weighted average number of shares of Common Stock outstanding at such dates was 2,358,014 for 1998, 2,364,964 for 1997 and 2,380,208 for 1996.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at February 28, 1998 (i.e., $840,000) is offsetable by approximately $1,703,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Messrs. Stephen E. and Richard D. Globus (i.e., approximately $364,000); (ii) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $385,000); and (iii) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $954,000. During the past fiscal year Mr. Stephen Globus' loan account was reduced by payments to him of $130,000 and Mr. Richard Globus' loan account was reduced by payments to him of $107,000.

     The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company to continue to make loans to the Company if necessary. See also Note A (1) of Notes to Financial Statements elsewhere herein.

     In connection with Nematron Corp. and Energy Research Corporation, it should be noted that during the past fiscal year, the Company sold all 16,925 shares of its holdings in Nematron Corporation (realizing net proceeds of approximately $103,000), and all 76,000 shares of its holdings in Energy Research Corporation (realizing net proceeds of approximately $985,000). Such proceeds, aggregating approximately $1,088,000 were principally applied by the Company as follows: $500,000 purchase of new investments in Genitope Corporation Series A and B Preferred Stock, $328,000 increase in cash, $237,000 loan repayment to Messrs. Stephen E. and Richard D. Globus, and $23,000 for payment of income taxes. Reference should also be made to the Statements of Cash Flows contained in the Financial Statements appearing elsewhere herein.

     In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $660,000 at February 29, 1996; approximately $528,000 at February 28, 1997 and approximately $364,000 at February 28, 1998. As at May 8, 1998, such indebtedness aggregated approximately $365,000, of which amount approximately $316,000 was owed to Stephen E. Globus. As at May 8, 1998 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $387,000. As at May 8, 1998, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $973,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,725,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and absent continuation of the presently existing loans without call for full or substantially full repayment, or additional loans from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. (In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of this Report to which Item reference should be made.)

     The nature and extent of the Company's investments as at February 28, 1998 are more fully discussed in Item 1 of this Report and in Note B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  information  required  by Item 8  appears  at pages  F-1  through  F-9
(inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors
         ((Richard A. Eisner & Company, LLP)                                 F-1
Balance Sheets as at February 28, 1998 and February 28, 1997                 F-2
Statements of Operations
         For the Three Years Ended February 28, 1998                         F-3
Statement of Changes in Shareholders' Equity
         For the Three Years Ended February 28, 1998                         F-4
Statement of Cash Flows
         For the Three Years Ended February 28, 1998                         F-5
Notes to Financial Statements                                                F-6


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

     STEPHEN E. GLOBUS, age 51, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Plasmaco, Inc.

     RICHARD D. GLOBUS, age 51, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.) and Catamount Brewing Company.

     STANLEY WUNDERLICH, age 52, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

     RONALD J. FRANK, age 48, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

     JOSEPH  MANCUSO,  age 58,  holds  an  Electrical  Engineering  degree  from
Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department in Educational Administration at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of business plan books which have been published by Simon & Schuster. Mr. Mancuso is a director of Interscience Corp. and has been a director of the Company since his election as such on December 3, 1992.

     LISA VISLOCKY, age 40, is a Certified Public Accountant and has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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

Item 11.  EXECUTIVE COMPENSATION

(a) (b)  Summary Compensation Table:

                                                                           Long Term Compensation
                                               Annual Compensation             Awards        Payouts
(a)                    (b)              (c)          (d)          (e)      (f)        (g)       (h)       (i)
                                                                           Re-
                                                                  Other  stricted  Securities            All
                                                                 Annual    Stock   underlying           other
Name and                                                         Compen-  Award(s)  Options/   LTIP     Compen-
Principal              Year            Salary        Bonus       sation              SAR's    Payouts   sation
Position              Ended             ($)           ($)         ($)       ($)       ($)       ($)       ($)
------------------------------------------------------------------------------------------------------------------
Stephen E
Globus,
CEO                   2/28/98          50,000          --          --        --        --        --        --
                      2/28/97          50,000          --          --        --        --        --        --
                      2/29/96          50,000          --          --        --        --        --        --

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

(k)  Board  Compensation  Committee  Report  on  Executive  Compensation  -- Not
     Applicable.

(l)  Performance Graph -- Not Applicable.





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 1998, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                                    Approximate
                                      Amount and Nature of             Percent
         Name                        Beneficial Ownership (1)       of Class (2)
      ---------                     --------------------------      ------------

Stephen E. Globus*                             514,750(3)             22
Richard D. Globus*                             513,750                22
Ronald P. Globus*                              500,000                22
Ronald J. Frank                                  1,000                (4)
Stanley Wunderlich                                none              --
Joseph Mancuso                                    none              --

All Directors and Officers
   as a Group (7 persons)                    1,048,200                44(2)

Jane Globus
201 Crandon Blvd
Key Biscayne, FL 33149                         312,292(5)             13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 15, 1998, (2,347,257).

(3) Includes 1,000 shares held for benefit of minor son.

(4) Less than 1%.

(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(i) From time to time Messrs. Stephen E. and Richard D. Globus have made loans to the Company. During the past fiscal year of the Company they made loans of $60,000. For details as to amounts owed to them by the Company, reference should be made to the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations" elsewhere herein. Commencing March 1, 1988, loans owing to Mr. Stephen E. Globus (the principal amount of which was approximately $215,000 at such date) accrued interest at the rate of 5% per annum (which is the same rate of interest paid on loans owing to Mr. Richard D.
Globus).  The  Company is also  indebted  to Messrs.  Stephen E. and  Richard D.
Globus for unpaid salaries owed to them and is indebted to Ms. Jane Globus for monies loaned to it by her. For details as to amounts owed reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.





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

     3(b)   By-Laws  (Incorporated   by  reference  to  Exhibit  2(d) filed with
             Registrant's Form S- 18 Registration Statement, File # 2-72220 NY.

     10     Sale of  Assets  Agreement  between  Registrant and Idex, Inc. dated
             December  11,  1985  (Incorporated  by  reference  to  Exhibit 1 to
             Registrant's Form 8-K for event of February 27, 1986).

     11     Statement  re computation of per share earnings. (Included in Note F of Notes To Financial Statements filed as part of this Report).

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this Report, no reports on Form 8-K were filed.






INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


We have audited the accompanying  balance sheets of Globus Growth Group, Inc. as of February 28, 1998 and 1997, and the related statements of operations, changes in  shareholders'  equity and cash flows for each of the years in the three-year
period  ended   February  28,  1998.   These   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. at February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1998 in conformity with generally accepted accounting principles.

As explained in Note B, the financial statements include securities valued at $1,762,000 at February 28, 1998 (65% of assets) and $1,654,000 at February 28,
1997 (50% of assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Richard A. Eisner & Company, LLP

New York, New York
April 16, 1998





GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)

                                                                                  February 28,
                                                                           --------------------------
                                                                               1998           1997
                                                                           -----------    -----------
ASSETS
Cash                                                                       $   840,000    $   512,000
Investments in securities (Notes A[2] and B)                                 1,880,000      2,737,000
Promissory note receivable (Note C)                                                            50,000
Other assets                                                                    10,000         19,000
                                                                           -----------    -----------
                                                                           $ 2,730,000    $ 3,318,000
                                                                           ===========    ===========
LIABILITIES
Accounts payable and accrued expenses, including salary due to officer/
   shareholders of $954,000 in 1998 and $860,000 in 1997                   $ 1,028,000    $   910,000
Loans payable to officer/shareholders, including accrued interest of
   $217,000 in 1998 and $205,000 in 1997 (Note D)                              364,000        528,000
Loan payable to related party, including accrued interest of $108,000 in
   1998 and $93,000 in 1997 (Note D)                                           385,000        405,000
                                                                           -----------    -----------
                                                                             1,777,000      1,843,000
                                                                           -----------    -----------
SHAREHOLDERS' EQUITY (Note F)
Preferred stock - $.10 par value; authorized 450,000 shares; none issued
Series B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                             25,000         25,000
Additional paid-in capital                                                   2,747,000      2,747,000
Accumulated deficit                                                         (1,778,000)    (1,260,000)
Treasury stock, at cost - 151,743 shares in 1998 and 134,140 shares in
  1997                                                                         (41,000)       (37,000)
                                                                           -----------    -----------
                                                                               953,000      1,475,000
                                                                           -----------    -----------
                                                                           $ 2,730,000    $ 3,318,000
                                                                           ===========    ===========

See independent auditors' report and notes to financial statements           F-2

Statements of Operations (Note A)

                                                                                       Year Ended
                                                                     ----------------------------------------
                                                                            February 28,
                                                                     --------------------------   February 29,
                                                                        1998            1997         1996
                                                                     -----------    -----------   -----------
Revenue:
   Realized gain on investments                                      $   969,000    $    46,000   $   859,000
   Change in unrealized gain (loss) on investments                    (1,239,000)       773,000       445,000
                                                                     -----------    -----------   -----------
                                                                        (270,000)       819,000     1,304,000
Interest and dividend income                                              14,000         42,000         8,000
Consulting and other income (including approximately $44,000 in
   1998, $14,000 in 1997 and $25,000 in 1996 from related parties)        77,000         50,000        68,000
                                                                     -----------    -----------   -----------
                                                                        (179,000)       911,000     1,380,000
                                                                     -----------    -----------   -----------
Expenses:
   General and administrative (Note H)                                   260,000        229,000       197,000
   Interest                                                               28,000         35,000        53,000
   Write off of uncollectible note receivable
      and accrued interest (Note C)                                       51,000
                                                                     -----------    -----------   -----------
                                                                         339,000        264,000       250,000
                                                                     -----------    -----------   -----------
Net income (loss)                                                    $  (518,000)   $   647,000   $ 1,130,000
                                                                     ===========    ===========   ===========
Net income (loss) per share (Note G)                                 $      (.22)   $       .27   $       .47
                                                                     ===========    ===========   ===========

Weighted average number of common shares                               2,358,014      2,364,964     2,380,208
                                                                     ===========    ===========   ===========



See independent auditors' report and notes to financial statements           F-3

Statements of Changes in Shareholders' Equity

                                                         Common Stock                                           Treasury Stock
                                                 --------------------------   Additional                   -------------------------
                                                   Number of                    Paid-in     Accumulated     Number of
                                                    Shares        Amount        Capital       Deficit        Shares         Cost
                                                 -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 28, 1995                        2,499,000    $    25,000   $ 2,747,000   $(3,037,000)       104,490   $    34,000
Net income                                                                                    1,130,000
Acquisition of treasury shares, $.05 per share                                                                  17,200         1,000
Exchange for treasury shares, $.10 per share                                                                    11,450         1,000
                                                 -----------    -----------   -----------   -----------    -----------   -----------

Balance - February 29, 1996                        2,499,000         25,000     2,747,000    (1,907,000)       133,140        36,000
Net income                                                                                      647,000
Acquisition of treasury shares, $.16 per share                                                                   1,000         1,000
                                                 -----------    -----------   -----------   -----------    -----------   -----------

Balance - February 28, 1997                        2,499,000         25,000     2,747,000    (1,260,000)       134,140        37,000
Net loss                                                                                       (518,000)
Acquisition of treasury shares, $.25 per share                                                                  17,603         4,000
                                                 -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 28, 1998                        2,499,000    $    25,000   $ 2,747,000   $(1,778,000)       151,743   $    41,000
                                                 ===========    ===========   ===========   ===========    ===========   ===========


See notes to financial statements                                            F-4

Statements of Cash Flows

                                                                                                      Year Ended
                                                                                    -----------------------------------------------
                                                                                             February 28,
                                                                                    -----------------------------       February 29,
                                                                                       1998              1997              1996
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                                $  (518,000)      $   647,000       $ 1,130,000
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                     1,000             1,000             2,000
        Realized gain on investments                                                   (969,000)          (46,000)         (859,000)
        Unrealized loss (gain) on investments                                         1,239,000          (773,000)         (445,000)
        Write off of uncollectible promissory note
           and accrued interest                                                          51,000
        Changes in:
           Other assets                                                                   9,000            (3,000)           (5,000)
           Accounts payable, accrued expenses and
              accrued interest on loans                                                 144,000           137,000            87,000
                                                                                    -----------       -----------       -----------
              Net cash used in operating activities                                     (43,000)          (37,000)          (90,000)
                                                                                    -----------       -----------       -----------
Cash flows from investing activities:
   Purchase of investments                                                             (500,000)         (280,000)         (335,000)
   Proceeds from sale of investments                                                  1,088,000            52,000         1,498,000
   Issuance of promissory note receivable                                                                 (50,000)
                                                                                    -----------       -----------       -----------
              Net cash provided by (used in) investing activities                       588,000          (278,000)        1,163,000
                                                                                    -----------       -----------       -----------
Cash flows from financing activities:
   Purchase of treasury stock                                                            (4,000)           (1,000)           (2,000)
   Borrowings from (repayments to) related party                                        (36,000)           (5,000)            9,000
   Increase in loans payable to officer/shareholders                                     60,000            11,000            26,000
   Repayment of loans payable to officer/shareholders                                  (237,000)         (163,000)         (127,000)
                                                                                    -----------       -----------       -----------
              Net cash used in financing activities                                    (217,000)         (158,000)          (94,000)
                                                                                    -----------       -----------       -----------
Net increase (decrease) in cash                                                         328,000          (473,000)          979,000
Cash - beginning of year                                                                512,000           985,000             6,000
                                                                                    -----------       -----------       -----------
Cash - end of year                                                                  $   840,000       $   512,000       $   985,000
                                                                                    ===========       ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                                                  $     7,000       $    11,000       $       700
      Interest                                                                                                          $    11,000

   Noncash investing activity:
      Securities sold for which cash was not received                                                                   $     1,000


See notes to financial statements                                            F-5

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1998 and 1997


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

[3]  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4]  Fair value of financial instruments:

     Financial instruments include cash, investments, loans payable, trade payables and accrued expenses, the carrying value of which approximates fair market value.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1998 and 1997

NOTE B - INVESTMENTS
                                                                                    F e b r u a r y  2 8,
                                                           -------------------------------------------------------------------------
                                                                        1 9 9 8                               1 9 9 7
                                                           ----------------------------------      ---------------------------------
                                                           Number of     Fair                      Number of   Fair
                                Security                    Shares       Value        Cost          Shares     Value         Cost
                                --------                   ---------  ----------   ----------      --------  ----------   ----------
Common stock - 58.5% in 1998 and 89.8% in 1997:
   Catamount Brewing Co. (1)                                 23,215   $  176,000   $  176,000       23,215   $  569,000   $  176,000
   Interface Systems Inc.                                       775        3,000        7,000          775        4,000        7,000
   Nematron Corporation                                                                             16,925      110,000       30,000
   Energy Research, Inc. (2)                                                                        76,000      883,000       88,000
   Kimeragen, Inc. Class A                                  108,827      609,000      219,000      108,827      609,000      219,000
   Kimeragen, Inc. Class B                                   35,000      196,000       75,000       35,000      196,000       75,000
   Repligen Corporation                                     100,468      116,000      190,000      100,468       86,000      190,000
                                                                      ----------   ----------                ----------   ----------
      Total common stock                                               1,100,000      667,000                 2,457,000      785,000
                                                                      ----------   ----------                ----------   ----------
Preferred stock - 41.5% in 1998 and 10.2% in 1997:
   Catamount Brewing Co. - Preferred                          4,286      150,000      150,000        4,286      150,000      150,000
   Genitope Corp. - Series A preferred                      420,858      210,000      210,000      260,000      130,000      130,000
   Genitope Corp. - Series B preferred                      332,992      420,000      420,000
                                                                      ----------   ----------                ----------   ----------
      Total preferred stock                                              780,000      780,000                   280,000      280,000
                                                                      ----------   ----------                ----------   ----------
Total investments - fair value                                        $1,880,000   $1,447,000                $2,737,000   $1,065,000
                                                                      ==========   ==========                ==========   ==========

Restricted and not readily marketable securities were valued at a total fair value of $1,762,000 and $1,654,000 at February 28, 1998 and 1997, respectively, as determined by the Board of Directors. Such investments consisted of all securities except Interface Systems Inc., Nematron Corporation, Energy Research, Inc. and Repligen Corp. for which values are based on quoted market values.

The Company invests in energy technology, biotechnology, beverage company and computer technology, -0 -%, 83%, 17% and -0-%, respectively, at February 28,
1998 and 33%, 37%, 26% and 4%, respectively, at February 28, 1997. All investments are in U.S. companies and are nonincome producing.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1998 and 1997

NOTE B - INVESTMENTS (CONTINUED)

(1)  Represents in excess of 5% of outstanding voting securities of investee.

(2)  Subject to the provisions of Rule 144(k) under the Securities Act of 1933.

The unrealized appreciation and depreciation is as follows:

                                                      February 28,
                                             -----------------------------
                                                 1998               1997
                                             -----------       -----------
     Unrealized appreciation                 $   511,000       $ 1,779,000
     Unrealized depreciation                     (78,000)         (107,000)
                                             -----------       -----------
     Net appreciation                        $   433,000       $ 1,672,000
                                             ===========       ===========


NOTE C - PROMISSORY NOTE RECEIVABLE

In November 1996 the Company loaned $50,000 to Woodstock Communications Inc. ("Woodstock"). The loan was to mature on the earlier of the date of consummation of a financing, as defined, or November 19, 1998. The loan was to bear interest, determinable at the option of the Company, either at 10% per annum or the issuance of Class A common stock of the borrower equaling a 1% ownership interest, as defined. Woodstock's planned financing was not completed and they are in poor financial condition. Therefore, the Company's management has written off this note as uncollectible.


NOTE D - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5%.

The estimated fair value of these financial instruments is not readily determinable due to the nature of the relationship of the parties. The amounts presented are not necessarily indicative of the amounts that could be realized in a current market exchange.


NOTE E - INCOME TAXES

The current benefit provision for income taxes for the year ended February 28, 1998 in the amount of approximately $238,000 equals the amount of the increase in the valuation allowance on the deferred tax asset. As of February 28, 1998, the Company has approximately $32,000 of net operating loss carryforwards to reduce taxable income. Such carryforwards expire in fiscal years ending in February 2000 through February 2012.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1998 and 1997


NOTE E - INCOME TAXES (CONTINUED)

Temporary differences and carryforwards which give rise to the net deferred tax asset are as follows:

                                                         February 28,
                                                    ----------------------
                                                       1998        1997
                                                    ---------    ---------
     Net operating loss carryovers                  $  15,000    $ 401,000
     Unrealized gain on investments                  (200,000)    (769,000)
     Accrued expenses not yet deductible for
       income tax purposes                            588,000      533,000
                                                    ---------    ---------
                                                      403,000      165,000

     Less valuation allowance thereon                 403,000      165,000
                                                    ---------    ---------
                                                    $       0    $       0
                                                    =========    =========

NOTE F - SHAREHOLDERS' EQUITY

The Board of Directors has authorized the future sale of up to 300,000 shares of the Company's authorized, but unissued, common stock at a price of $.50 per share to individuals to be determined at the discretion of the Board. No such shares have been issued.


NOTE G - PER SHARE DATA

Per share data is based on the weighted average number of shares of common stock outstanding.


NOTE H - RELATED PARTY TRANSACTIONS

The Company paid approximately $14,000 for rent to a related party for each of the years ended February 28, 1998 and 1997 and approximately $13,000 for the year ended February 29, 1996.

The Company charged two officer/shareholders $66,000 as reimbursement for general and administrative costs and for their use of the Company's office and personnel during each of the years ended February 28, 1998, February 28, 1997, and February 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBUS GROWTH GROUP, INC.



                                  By    s/Stephen E. Globus
                                        ---------------------------------------
                                        Stephen E. Globus
                                        Chairman of the Board

Dated:  New York, NY
         June 2, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

         Signature                          Title                                  Date
         ---------                          -----                                  ----
s/Stephen E. Globus                 Chairman of the Board,
-------------------------           (Principal Executive Officer)               June 2, 1998
Stephen E. Globus


s/Richard D. Globus                 President, Director                         June 2, 1998
-------------------------
Richard D. Globus


s/Lisa Vislocky                     Treasurer (Principal Financial &
-------------------------           Accounting Officer)                         June 2, 1998
Lisa Vislocky


s/Stanley Wunderlich                Director                                    June 2, 1998
-------------------------
Stanley Wunderlich


s/Ronald J. Frank                   Director                                    June 2, 1998
-------------------------
Ronald J. Frank


s/Joseph Mancuso                    Director                                    June 2, 1998
-------------------------
Joseph Mancuso