Form 10-Q
period 1998-08-31
GLOBUS GROWTH GROUP INC
filed 1998-10-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000(including 151,743 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                         August 31,         February 28,
                                                                           1998                1998
                                                                       -------------       -------------
                                                                       (Unaudited)         (See Note 1)
ASSETS
Cash                                                                     $  526,000          $  840,000
Investments in Securities (Note 3)                                       $2,039,000          $1,880,000
Demand Loan Receivable                                                   $   75,000          $        0
Other Assets                                                             $    9,000          $   10,000
                                                                       -------------       -------------
TOTAL                                                                    $2,649,000          $2,730,000
                                                                       -------------       -------------




LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                                  $1,055,000          $1,028,000
  Loans payable to officers/shareholders                                 $  357,000          $  364,000
  Demand loan payable to related party                                   $  391,000          $  385,000
                                                                       -------------       -------------
Total Liabilities                                                        $1,803,000          $1,777,000
                                                                       -------------       -------------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10  par  value
     Authorized  - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 8/31/98                         $    25,000         $    25,000
Additional paid in capital                                              $ 2,747,000         $ 2,747,000
Treasury Stock, 151,743 shares at 8/31/98                               ($   41,000)        ($   41,000)
Accumulated earnings (deficit)                                          ($1,885,000)        ($1,778,000)
                                                                       -------------       -------------
Total stockholders' equity                                              $   846,000           $ 953,000
                                                                       -------------       -------------
TOTAL                                                                   $ 2,649,000          $2,730,000
                                                                       -------------       -------------



(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
     (Unaudited)

                                                             Three Months                           Six Months
                                                           Ended August 31,                       Ended August 31,
                                                        1998            1997                  1998             1997
                                                     -----------    -------------         -------------     ------------
Gain (loss) on investments:
   Realized                                            $      0          $73,000              $      0         $ 95,000
   Unrealized                                          ($32,000)        ($12,000)              $46,000        ($154,000)
                                                     -----------    -------------         -------------     ------------
Total                                                  ($32,000)         $61,000               $46,000         ($59,000)
Dividend Income                                          $2,000           $2,000                $3,000           $8,000
Interest Income                                              $0           $4,000                    $0           $5,000
Consulting and other income                              $6,000           $9,000               $12,000          $18,000
                                                     -----------    -------------         -------------     ------------
TOTAL                                                  ($24,000)         $76,000               $61,000         ($28,000)

Expenses:
   General and administrative                           $78,000          $44,000              $157,000          $96,000
   Interest                                              $6,000           $7,000               $11,000          $15,000
                                                     -----------    -------------         -------------     ------------
TOTAL                                                   $84,000          $51,000              $168,000         $111,000

Income (loss) from operations before taxes            ($108,000)         $25,000             ($107,000)       ($139,000)
Benefit/(Provision) for taxes                                $0               $0                    $0               $0
                                                     -----------    -------------         -------------     ------------
Net earnings (loss)                                   ($108,000)         $25,000             ($107,000)       ($139,000)
                                                     -----------    -------------         -------------     ------------


Net (Loss) per share of common stock                     ($0.05)           $0.01                ($0.05)          ($0.06)
Weighted Average Number of shares of
    Stock Outstanding                                 2,347,257        2,364,860             2,347,257        2,364,860
                                                     -----------    -------------         -------------     ------------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
      (Unaudited)

                                                                                               Six Months
                                                                                             Ended August 31,
                                                                                           1998            1997
                                                                                      -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                 ($107,000)       ($139,000)
       Adjustments to reconcile net income (loss) to net cash provided by
            (used in) operating activities:
            Depreciation and amortization                                                       $0               $0
            Realized (gain) loss on investments                                                 $0         ($95,000)
            Unrealized (gain) loss on investments                                         ($46,000)        $154,000
            Increase/(decrease) in accounts payable, accrued expenses and
                accrued interest on loans                                                  $38,000          $53,000
            (Increase) decrease in prepaid assets                                               $0          ($2,000)
                                                                                      -------------  ---------------

            Net cash (used in ) operating activities                                     ($115,000)        ($29,000)
            --------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of investments                                                           ($113,000)       ($500,000)
       Issuance of demand loan receivable                                                 ($75,000)
       Proceeds from sale of investments                                                        $0         $128,000
                                                                                      -------------  ---------------

            Net cash provided by (used in ) investing activities                         ($188,000)       ($372,000)
            --------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                                ($11,000)        ($94,000)
       Increase (decrease) in loans payable to officers/shareholders                            $0          $30,000
                                                                                      -------------  ---------------

            Net cash provided by (used in) financing activities                           ($11,000)        ($64,000)
            --------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                          ($314,000)       ($465,000)

Cash - beginning of period                                                                $840,000         $512,000

Cash - end of period                                                                      $526,000          $47,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                            $0               $0
            Income Taxes                                                                    $6,000           $3,000
       Stock received for consulting services                                              $13,000               $0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                                        August 31, 1998

  Notes to Condensed
Financial Statements
    (Unaudited)

     Note 1 -  Basis of Condensed Information

               In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 1998, the results of operations for the three and six months ended August 31, 1998 and 1997, and statement of cash flows for the six months ended August 31, 1998 and 1997.

               The results of operations for the six months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


     Note 3 -  Investments

               As of February 28, 1998 and August 31, 1998, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

               (Continued on next page)

                                                         August 31,                                 February 28,
                                                           1998                                        1998

                                               No.                                        No.
                                             Shares       Value         Cost            Shares         Value          Cost
                                             ------       -----         ----            ------         -----          ----
Common Stock
Catamount Brewing Co.*                       23,215     $  176,000     $  176,000         23,215     $  176,000     $  176,000
Interface Systems Inc.                          775     $    2,000     $    7,000            775     $    3,000     $    7,000
Kimeragen, Inc. Cl A                        108,827     $  609,000     $  219,000        108,827     $  609,000     $  219,000
Kimeragen, Inc. Cl B                         35,000     $  196,000     $   75,000         35,000     $  196,000     $   75,000
Repligen Corporation                        100,468     $  163,000     $  190,000        100,468     $  116,000     $  190,000
Thermaphore Sciences, Inc.                    8,333     $   13,000     $   13,000                    ----------     ----------
                                                        ----------     ----------
Total Common Stock                                      $1,159,000     $  680,000                    $1,100,000     $  667,000
                                                        ----------     ----------                    ----------     ----------

Preferred Stock
Catamount Brewing Co.* - Pfd                  4,286     $  150,000     $  150,000          4,286     $  150,000     $  150,000
Genitope Corp. Series A Pfd                 420,858     $  210,000     $  210,000        420,858     $  210,000     $  210,000
Genitope Corp. Series B Pfd                 332,992     $  420,000     $  420,000        332,992     $  420,000     $  420,000
Thermaphore Sciences, Inc. A Pfd             66,667     $  100,000     $  100,000                    ----------     ----------
                                                        ----------     ----------
Total Preferred Stock                                   $  880,000     $  880,000                    $  780,000     $  780,000
                                                        ----------     ----------                    ----------     ----------


Total Investments - Fair  value                         $2,039,000     $1,560,000                    $1,880,000     $1,447,000
                                                        ----------     ----------                    ----------     ----------


--------------------------------------------------------------------------------

*Note: The Company also loaned $75,000 to Catamount Brewing Company on a demand loan basis during April and June, 1998.

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

     At August 31, 1998, the Company had total assets of $2,649,000 compared to total assets of $2,730,000 as at February 28, 1998. Included in total assets at such dates were investments of $2,039,000 for the six month period ended August 31, 1998 and $1,880,000 for the year ended February 28, 1998. Shareholders equity at such dates was $846,000 for the six month period ended August 31, 1998 and $953,000 for the year ended February 28, 1998. Gain on investments amounted to $46,000 for the six month period ended August 31, 1998 as compared to a loss of ($59,000) for the six month period ended August 31, 1997. Included in such gains (losses) were no realized gain or loss and unrealized gain of $46,000 for the six month period ended August 31, 1998 compared to $95,000 of realized gain and ($154,000) of unrealized loss for the six month period ended August 31, 1997. Operating expenses, including interest charges, amounted to $168,000 for the 1998 six month period and $111,000 for the 1997 six month period. (Loss) from operations, both before and after provision for taxes, was ($107,000) for the six month period ended August 31, 1998 compared to ($139,000) for the six month period ended August 31, 1997. Net (loss) per share was ($0.05) for the 1998 six month period compared to ($0.06) for the comparable 1997 period. The weighted average number of shares of Common Stock outstanding at August 31, 1998 was 2,347,257 and 2,364,860 at August 31, 1997.


Analysis of Financial Condition

     The Company's cash position as at August 31, 1998 (i.e., $526,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Messrs. Stephen E. and Richard D. Globus amounted to $357,000 at August 31, 1998, a decrease of $7,000 from $364,000 at February 28, 1998. This decrease was due to a loan repayment to Stephen E. and Richard D. Globus of approximately $11,000, which was somewhat offset by a $4,000 increase in accrued interest. As at August 31, 1998, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard
D. Globus), amounted to approximately $391,000, including accrued interest. As at August 31, 1998, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated $1,004,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,752,000.


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


The Year 2000 Problem

     The fact that most existing and unmodified computer systems may not be able to distinguish the year 2000 from the year 1900 has created what is generally known as the "Year 2000 Problem" (hereinafter "Y2K"). The full extent of the Y2K problem is not yet known, and it is generally agreed that if not timely corrected, it could adversely affect many businesses.

     While the Company does not believe that its own internal systems will be materially affected by the Y2K problem, there can be no assurance that: (a) the computer systems and applications of the Company's various investees will be converted timely, or, (b) that a failure to so correct by one or more material investees would not have a material adverse effect on the Company's financial condition.

     The Company is making what it believes, under the circumstances, to be diligent inquiry of its investees in an attempt to ascertain: (i) the opinion of each investee as to whether any of its business or results of operations or financial condition, is or will be, or could be, affected by a Y2K problem; and
(ii) the extent, if any, of related Y2K matters.

     As of the date hereof the Company has received responses from three of its investees which responses answer inquiry "(i)" above in the negative. Necessarily, the Company cannot make any representation as to the accuracy of any of the responses it receives.


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

     Date: October 15, 1998

                                                   GLOBUS GROWTH GROUP, INC.
                                                   (Registrant)


                                                   s/ Stephen E. Globus
                                                   -----------------------------

                                                   STEPHEN E. GLOBUS
                                                   Chairman of the Board,
                                                   (Principal Executive Officer)



                                                   /s/ Richard D. Globus
                                                   -----------------------------

                                                   RICHARD D. GLOBUS
                                                   President, Director