Form 10-Q
period 1998-11-30
GLOBUS GROWTH GROUP INC
filed 1999-02-02
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED November 30, 1998

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                 November 30,  February 28,
                                                                    1998          1998
                                                                 ----------     ----------
ASSETS                                                          (Unaudited)    (See Note 1)
Cash                                                               $316,000       $840,000
Investments in Securities (Note 3)                               $1,997,000     $1,880,000
Demand Loan Receivable                                              $75,000             $0
Other Assets                                                        $20,000        $10,000
                                                                 ----------     ----------
TOTAL                                                            $2,408,000     $2,730,000
                                                                 ----------     ----------




LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                          $1,047,000     $1,028,000
  Loans payable to officers/shareholders                           $224,000       $364,000
  Demand loan payable to related party                             $395,000       $385,000
                                                                 ----------     ----------
Total Liabilities                                                $1,666,000     $1,777,000
                                                                 ----------     ----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10  par  value
  Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/98                    $25,000        $25,000
Additional paid in capital                                       $2,747,000     $2,747,000
Treasury Stock, 151,743 shares at 11/30/98                         ($41,000)      ($41,000)
Accumulated earnings (deficit)                                  ($1,989,000)   ($1,778,000)
                                                                 ----------     ----------
Total stockholders' equity                                         $742,000       $953,000
                                                                 ----------     ----------
TOTAL                                                            $2,408,000     $2,730,000
                                                                 ----------     ----------




(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS

     (Unaudited)

                                                      Three Months                    Nine Months
                                                    Ended November 30,             Ended November 30,
                                                  1998             1997          1998            1997
                                                ---------       ---------      ---------       ---------
Gain (loss) on investments:
   Realized                                            $0        $100,000             $0         $94,000
   Unrealized                                    ($42,000)         $1,000         $4,000          $1,000
                                                ---------       ---------      ---------       ---------
Total                                            ($42,000)       $101,000         $4,000         $95,000
Dividend Income                                    $1,000          $2,000         $4,000         $10,000
Interest Income                                    $5,000          $1,000         $5,000          $6,000
Consulting and other income                        $7,000          $9,000        $19,000         $27,000
                                                ---------       ---------      ---------       ---------
TOTAL                                            ($29,000)       $113,000        $32,000        $138,000

Expenses:
   General and administrative                     $70,000         $54,000       $227,000        $150,000
   Interest                                        $5,000          $7,000        $16,000         $22,000
                                                ---------       ---------      ---------       ---------
TOTAL                                             $75,000         $61,000       $243,000        $172,000

Income (loss) from operations before taxes      ($104,000)        $52,000      ($211,000)       ($34,000)
Benefit/(Provision) for taxes                          $0              $0             $0              $0
                                                ---------       ---------      ---------       ---------
Net earnings (loss)                             ($104,000)        $52,000      ($211,000)       ($34,000)
                                                ---------       ---------      ---------       ---------


Net (Loss) per share of common stock               ($0.04)          $0.02         ($0.09)         ($0.01)
Weighted Average Number of shares of
    Stock Outstanding                           2,347,257       2,354,602      2,347,257       2,361,466
                                                ---------       ---------      ---------       ---------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS

      (Unaudited)


                                                                                                 Nine Months
                                                                                             Ended November 30,
                                                                                            1998            1997
                                                                                          ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                                                 ($211,000)       ($34,000)
        Adjustments to reconcile net income (loss) to net cash provided by (used in)
                operating activities:
                Depreciation and amortization                                                    $0          $2,000
                Realized (gain) loss on investments                                              $0        ($94,000)
                Unrealized (gain) loss on investments                                       ($4,000)        ($1,000)
                Increase/(decrease) in accounts payable, accrued expenses and
                    accrued interest on loans                                               ($6,000)       ($77,000)
                (Increase) decrease in prepaid assets                                      ($10,000)         $2,000
                                                                                          ---------      ----------

                Net cash (used in ) operating activities                                  ($231,000)       ($48,000)
                ---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of investments                                                           ($113,000)      ($500,000)
        Issuance of demand loan receivable                                                 ($75,000)             $0
        Proceeds from sale of investments                                                        $0      $1,088,000
                                                                                          ---------      ----------

                Net cash provided by (used in) investing activities                       ($188,000)       $588,000
                ---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of loans payable to officers/shareholders                               ($105,000)      ($106,000)
        Increase (decrease) in loans payable to officers/shareholders                            $0          $7,000
        Purchase of treasury stock                                                               $0         ($4,000)
                                                                                          ---------      ----------

                Net cash provided by (used in) financing activities                       ($105,000)      ($103,000)
                ---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           ($524,000)       $437,000

Cash - beginning of period                                                                 $840,000        $512,000

Cash - end of period                                                                       $316,000        $949,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the year for:
                Interest                                                                    $40,000              $0
                Income Taxes                                                                 $6,000          $3,000
        Stock received for consulting services                                              $13,000              $0



(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

Notes to Condensed Financial Statements                        November 30, 1998
             (Unaudited)

Note 1 -  Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 1998, the results of operations for the three and nine months ended November 30, 1998 and 1997, and statement of cash flows for the nine months ended November 30, 1998 and 1997.

          The results of operations for the nine months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 -  Investments

          As of February 28, 1998 and November 30, 1998, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

          (Continued on next page)

GLOBUS GROWTH GROUP, INC.

Notes to Condensed Financial Statements           November 30, 1998  (Unaudited)


Note 3 - (Continued)


                                                   November 30,                            February 28,
                                                      1998                                    1998
                                      ------------------------------------      ------------------------------------
                                          No.                                      No.
                                        Shares       Value         Cost          Shares       Value          Cost
                                      ----------  ----------    ----------      --------    ----------    ----------
Common Stock
Catamount Brewing Co.*                  23,215      $176,000      $176,000        23,215      $176,000      $176,000
Interface Systems Inc.                     775        $3,000        $7,000           775        $3,000        $7,000
Kimeragen, Inc. Cl A                   108,827      $609,000      $219,000       108,827      $609,000      $219,000
Kimeragen, Inc. Cl B                    35,000      $196,000       $75,000        35,000      $196,000       $75,000
Repligen Corporation                   100,468      $120,000      $190,000       100,468      $116,000      $190,000
                                                                                            ----------    ----------
Thermaphore Sciences, Inc.               8,333       $13,000       $13,000
                                                  ----------    ----------
Total Common Stock                                $1,117,000      $680,000                  $1,100,000      $667,000
                                                  ----------    ----------                  ----------    ----------

Preferred Stock
Catamount Brewing Co.* - Pfd             4,286      $150,000      $150,000         4,286      $150,000      $150,000
Genitope Corp. Series A Pfd            420,858      $210,000      $210,000       420,858      $210,000      $210,000
Genitope Corp. Series B Pfd            332,992      $420,000      $420,000       332,992      $420,000      $420,000
                                                                                            ----------    ----------
Thermaphore Sciences, Inc. A Pfd        66,667      $100,000      $100,000
                                                  ----------    ----------
Total Preferred Stock                               $880,000      $880,000                    $780,000      $780,000
                                                  ----------    ----------                  ----------    ----------

Total Investments - Fair  value                   $1,997,000    $1,560,000                  $1,880,000    $1,447,000
                                                  ----------    ----------                  ----------    ----------

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

     At November 30, 1998, the Company had total assets of $2,408,000 compared to total assets of $2,730,000 as at February 28, 1998. Included in total assets at such dates were investments of $1,997,000 for the nine month period ended November 30, 1998 and $1,880,000 for the year ended February 28, 1998. Shareholders equity at such dates was $742,000 for the nine month period ended November 30, 1998 and $953,000 for the year ended February 28, 1998. Gain on investments amounted to $4,000 for the nine month period ended November 30, 1998 as compared to a gain of $95,000 for the nine month period ended November 30, 1997. Included in such gains (losses) were no realized gain or loss and unrealized gain of $4,000 for the nine month period ended November 30, 1998 compared to $94,000 of realized gain and $1,000 of unrealized gain for the nine month period ended November 30, 1997. Operating expenses, including interest charges, amounted to $243,000 for the 1998 nine month period and $172,000 for the 1997 nine month period. (Loss) from operations, both before and after provision for taxes, was ($211,000) for the nine month period ended November 30, 1998 compared to ($34,000) for the nine month period ended November 30, 1997. Net (loss) per share was ($0.09) for the 1998 nine month period compared to ($0.01) for the comparable 1997 period. The weighted average number of shares of Common Stock outstanding at November 30, 1998 was 2,347,257 and 2,361,466 at November 30, 1997.

Analysis of Financial Condition

     The Company's cash position as at November 30, 1998 (i.e., $316,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Mr. Stephen E. Globus amounted to $224,000 at November 30, 1998, a decrease of $91,000 from $315,000 at February 28, 1998. This decrease was due to a loan repayment to Stephen E. Globus of approximately $96,000, and an increase in accrued interest of $5,000. Loans payable by the Company to Mr. Richard D. Globus of approximately $10,000 at February 28, 1998 were repaid in November, 1998, as well as repayment of accrued interest of approximately $40,000. Thus, at November 30, 1998, the unpaid loan and accrued interest balance owing to Mr. Richard D. Globus was zero. As at November 30, 1998, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $395,000, including accrued interest. As at November 30, 1998, unpaid salary owing to Mr. Stephen E. Globus was $517,000, and unpaid salary owing to Mr. Richard D. Globus was $486,000 (an accrued salary payment of approximately $26,000 having been made to him in November 1998); so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,622,000.

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

     As of the date hereof the Company has received responses from all of its investees which responses answer inquiry "(i)" above in the negative. Necessarily, the Company cannot make any representation as to the accuracy of any of the responses it receives. Furthermore, such responses should not be construed to indicate that any investee is in fact immune to business problems and market conditions related to Y2K matters that may be faced by entities, if any, that may do business with any particular investee.

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

Date: January 15, 1999


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