Form 10-K
period 1999-02-28
GLOBUS GROWTH GROUP INC
filed 1999-06-16
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 1999
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of the voting stock held by non-affiliates as at April 23, 1999 was approximately $126,616 (506,465 shares at $.25 per share). The number of shares of the Registrant's Common Stock outstanding as at April 23, 1999 was 2,347,257 (excluding 151,743 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to market value was computed by reference to a bid price of $.25 per share contained in the "Pink Sheets" published by the National Quotation Bureau dated April 23, 1999 (there being no published price at which the stock was sold, or any published offered prices of such stock as of such date).

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

Investment Portfolio

     As at February 28, 1999, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Catamount Brewing Company - a privately held beer brewing company located in Windsor, Vermont. Operations of the brewery commenced on January 22, 1987. Sales of the product are presently being made principally in Vermont, New Hampshire and Massachusetts. A small secondary sales market for the product also occurs in parts of Connecticut, New York, Rhode Island, New Jersey and Washington, D.C. Richard D. Globus, an officer and director of the Company, is no longer a director of Catamount, having resigned June 28, 1998. Various members of the Globus family, two of whom are Directors of the Company, are also stockholders of Catamount.

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

(iii) Kimeragen, Inc. - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases. Stephen E. Globus, an officer and director of the Company, is a director of Kimeragen.

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

(vi) Thermaphore Sciences, Inc. - a privately held, newly formed drug discovery company dedicated to improving and accelerating the development and optimization of small molecule drugs that target cell surface receptor proteins. Stephen E. Globus, an officer and director of the Company, is a director of Thermaphore.

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

     The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 1999, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 1998 are also set forth. Investments listed in the table include only those the value of which, as at February 28, 1999, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                   Basis
                                 2/28/99           2/28/98        Employed
                                 -------           -------        --------

Catamount Brewing Company     $  219,000 (1)    $  326,000 (1)    Fair Value
Interface Systems, Inc.       $    2,000 (2)    $    3,000 (2)    Market
Kimeragen, Inc.               $  294,000 (3)    $  805,000 (3)    Fair Value
Repligen Corp.                $  157,000 (4)    $  116,000 (4)    Market
Genitope Corp.                $  630,000 (5)    $  630,000 (5)    Fair Value
Thermaphore Sciences, Inc.    $  112,000 (6)    ----------        Fair Value
                              ----------
                              $1,414,000        $1,880,000
                              ----------        ----------

Notes to Table:

(1) Represents equity investment - 23,215 common shares and 4,286 preferred shares owned at each date. During the year,the Company loaned Catamount a total of $105,000 on a demand loan basis.

(2)  Represents equity investment - 775 shares owned at each date.

(3) Represents equity investment - 108,827 shares of Class A Common Stock and 35,000 shares of Class B Common Stock owned at each date. On May 1, 1999, the Company purchased an additional 60,000 shares of Series A Preferred Stock for $150,000. The funds for such purpose were loaned to the Company by Messrs. Stephen E. and Richard D. Globus.

(4)  Represents equity investment - 100,468 shares owned at each date.

(5) Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at each date.

(6) Represents equity investment - 8,333 shares of Common Stock and 66,667 shares of Series A Preferred Stock owned at 2/28/99. On March 5, 1999, the Company purchased an additional 33,333 shares of Series A Preferred Stock for $50,000.

Because of valuation factors, increases or decreases in the dollar amount of any particular investment, business judgment, and other investment decision factors, the amount of the Company's interest in any particular investee may vary from time to time.

     The preceding table does not include the Company's investment in Woodstock Communications, Inc., which consisted of a Promissory Note of such entity in the amount of $50,000 dated November 19, 1996 representing a loan to it by the Company in such amount. The maturity date of such Note was the earlier to occur of November 19, 1998 or the date of consummation of a corporate financing by Woodstock in an amount exceeding $1,750,000. On the maturity date, the Company would have had the right to elect to receive (by way of interest) either a cash interest payment of 10% simple interest per annum, or, in lieu of cash interest, a number of shares of Class A Common Stock of Woodstock equating to 1% ownership interest in Woodstock on the date of the Note, subject to certain dilutive effects of subsequent transactions. Woodstock's planned financing was not completed and they have ceased operations effective February 1, 1998. Therefore, the Company's management has written off this note and accrued interest as uncollectible.


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


Item 2. PROPERTIES

     The Company continues to occupy office space at the premises formerly owned by it (44 West 24th Street, New York, New York). While no formal lease was ever entered into with Idex (now Globus Studios, Inc.) the Company is paying a charge of $1,785 per month, which charge includes office space and electricity.


Item 3. LEGAL PROCEEDINGS

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     (a) Market information. The Company's Common Stock is traded in the over-the-counter market. Prior to February 11, 1991, such Common Stock was quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ), but such quotation was discontinued on February 11, 1991. While quotations are presently available from a dealer upon request, the market for the Company's Common Stock would not appear to qualify as an "established public trading market" as such term is defined in Securities and Exchange Commission regulations. Management of the Company is not aware of high and low bid prices for the Company's Common Stock for the quarterly periods within the past two fiscal years except that: (i) the National Stock Summary Guide, published by the National Quotation Bureau, publishes the range of quotations for the Company's Common Stock on a monthly and semi-annual basis to the extent that same are available; (ii) the "Pink Sheets" published by the National Quotation Bureau (formerly published on a daily basis and since June, 1997 published on a weekly basis) publishes quotations for the Company's Common Stock to the extent that same are available; (iii) such "Pink Sheets" for the week ended March 10, 1997 indicate a bid price of $.125 per share but no asked price; (iv) such "Pink Sheets" for the week ended February 27, 1998 indicate a closing bid of $.25 per share but no asked price; (v) such "Pink Sheets" for the week ended February 26, 1999 indicate a bid price of $.25 per share but no asked price; (vi) such "Pink Sheets" for the week ended April 23, 1999 indicate the same price as for the week ended February 26, 1999; (vii) in April, 1996, the Company acquired in the open market 1,000 shares of Common Stock for its Treasury at a cost of approximately $.16 per share; (viii) in September, 1997, the Company acquired in the open market 15,303 shares of its Common Stock for its Treasury at a cost of approximately $.25 per share; and (ix) in December, 1997, the Company acquired in the open market 2,300 shares of its Common Stock for its Treasury at a cost of approximately $.25 per share. Generally speaking, the "Pink Sheets" reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, do not represent actual transactions.

     (b) Holders. The number of holders of record of the Common Stock of the Company as of June 30, 1998, was approximately 216.

     (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.



Item 6. SELECTED FINANCIAL DATA

     The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                   Year Ended

                              2/28/99       2/28/98       2/28/97      2/29/96      2/28/95
                              -------       -------       -------      -------      -------
Statement of Operations:
Gain (loss)
  on investments             (578,000)     (270,000)      819,000    1,304,000      225,000
Interest and Dividend
 Income                        12,000        14,000        42,000        8,000        8,000
Consulting and other
  income                       67,000        77,000        50,000       68,000       25,000

Earnings (loss)              (814,000)     (518,000)      647,000    1,130,000      (29,000)
Per share:
Earnings (loss)                 (0.35)        (0.22)          .27          .47         (.01)
Cash dividends                    -0-           -0-           -0-          -0-          -0-
Balance sheet:
Total assets                1,795,000     2,730,000     3,318,000    2,691,000    1,568,000
Shareholders' equity
  (capital deficiency)        139,000       953,000     1,475,000      829,000     (299,000)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Prior to fiscal 1987, the Company was engaged in the camera and photography business. On February 28, 1986, the Company sold its operating business to an affiliated company and since that date the Company's principal activity has been the making of investments in other companies.

     At February 28, 1999, the Company had total assets of $1,795,000, compared to $2,730,000 as at February 28, 1998 and $3,318,000 as at February 28, 1997.
Included in total assets at such dates were investments of $1,414,000 (1999), $1,880,000 (1998) and $2,737,000 (1997). Shareholders' equity at such dates was $139,000 (1999), $953,000 (1998) and $1,475,000 (1997). Gain (loss) on investments for such periods amounted to ($578,000) (1999), ($270,000) (1998) and $819,000 (1997). Included in such gains (losses) were no realized gain on investments and ($578,000) of change in unrealized gain (loss) on investments for 1999; $969,000 of realized gain on investments and ($1,239,000) of change in unrealized gain (loss) on investments for 1998; and $46,000 of realized gain on investments and $773,000 of change in unrealized gain (loss) on investments for 1997. Operating expenses, including interest charges, amounted to $328,000 for 1999; $309,000 for 1998 and $264,000 for 1997. Included in operating expenses were interest charges of $19,000 for 1999, $28,000 for 1998 and $35,000 for 1997. Included in expenses at February 28, 1998 is $51,000 of promissory note and accrued interest written off as uncollectible (see Note C of Notes to Financial Statements). Income (loss) from operations, after provision for taxes, was ($814,000) for 1999; ($518,000) for 1998 and $647,000 for 1997. Net earnings
(loss) per share were ($0.35) for 1999; ($0.22) for 1998 and $0.27 for 1997. The
weighted average number of shares of Common Stock outstanding at such dates was 2,347,257 for 1999, 2,358,014 for 1998 and 2,364,964 for 1997.


Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at February 28, 1999 (i.e., $233,000) is offsetable by approximately $1,603,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen E. Globus (i.e., approximately $221,000); (ii) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $353,000); and (iii) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,029,000. During the past fiscal year Mr. Stephen Globus' loan account was reduced by payments to him of $99,000 and Mr. Richard Globus' loan account was reduced to zero by payments to him of $10,000, plus $40,000 of accrued interest. Mr. Richard Globus also received $26,000 of accrued salary.

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

     In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $528,000 at February 28, 1997; approximately $364,000 at February 28, 1998 and approximately $221,000 at February 28, 1999. As at April 30, 1999, such indebtedness aggregated approximately $220,000, which amount was owed to Stephen E. Globus. As at April 30, 1999 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $355,000. As at April 30, 1999, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,045,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,620,000. In May 1999, Messrs. Stephen E. and Richard
D. Globus loaned the Company an additional $150,000 for the purpose of purchasing an additional equity investment in Kimeragen.

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

     The nature and extent of the Company's investments as at February 28, 1999 are more fully discussed in Item 1 of this Report and in Note B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 appears at pages F-1 through F-10 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors

     ((Richard A. Eisner & Company, LLP)                                  F-1

Balance Sheets as at February 28, 1999 and February 28, 1998              F-2
Statements of Operations
     For the Three Years Ended February 28, 1999                          F-3
Statement of Changes in Shareholders' Equity
     For the Three Years Ended February 28, 1999                          F-4
Statement of Cash Flows
     For the Three Years Ended February 28, 1999                          F-5
Notes to Financial Statements                                             F-6

     All schedules supporting financial statements are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

EISNER                                  Richard A. Eisner & Company, LLP
                                        Accountants and Consultants

                                        575 Madison Avenue
                                        New York, NY 10022-2597
                                        Tel 212.355.1700 Fax 212.355.2414
                                        www.rae.com


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


We have audited the accompanying balance sheets of Globus Growth Group, Inc. as of February 28, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. at February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999 in conformity with generally accepted accounting principles.

As explained in Note B, the financial statements include securities valued at $1,255,000 at February 28, 1999 (70% of assets) and $1,761,000 at February 28,
1998 (65% of assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


/s/ Richard A. Eisner & Company, LLP

New York, New York
April 22, 1999

GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)


                                                                                              February 28,
                                                                                     ------------------------------
                                                                                          1999            1998
                                                                                     -------------    -------------
ASSETS
Cash                                                                                 $     233,000    $     840,000
Investments in securities (Notes A[2] and B)                                             1,414,000        1,880,000
Promissory note receivable                                                                 105,000
Other assets                                                                                43,000           10,000
                                                                                     -------------    -------------
                                                                                     $   1,795,000    $   2,730,000
                                                                                     =============    =============
LIABILITIES
Accounts payable and accrued expenses, including salary due to officer/
   shareholders of $1,029,000 in 1999 and $954,000 in 1998                           $   1,082,000    $   1,028,000
Loans payable to officer/shareholders, including accrued interest of
   $183,000 in 1999 and $217,000 in 1998 (Note D)                                          221,000          364,000
Loan payable to related party, including accrued interest of $121,000 in
   1999 and $108,000 in 1998 (Note D)                                                      353,000          385,000
                                                                                     -------------    -------------
                                                                                         1,656,000        1,777,000
SHAREHOLDERS' EQUITY (Note F)
Preferred stock - $.10 par value; authorized 450,000 shares; none issued
Series B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                                         25,000           25,000
Additional paid-in capital                                                               2,747,000        2,747,000
Accumulated deficit                                                                     (2,592,000)      (1,778,000)
Treasury stock, at cost - 151,743 shares                                                   (41,000)         (41,000)
                                                                                     -------------    -------------
                                                                                           139,000          953,000
                                                                                     -------------    -------------
                                                                                     $   1,795,000    $   2,730,000
                                                                                     =============    =============

See notes to financial statements                                            F-2

GLOBUS GROWTH GROUP, INC.

Statements of Operations (Note A)


                                                                                Year Ended February 28,
                                                                     -----------------------------------------
                                                                         1999           1998           1997
                                                                     -----------    -----------    -----------
Revenue:
   Realized gain on investments                                                     $   969,000    $    46,000
   Change in unrealized gain (loss) on investments                   $  (578,000)    (1,239,000)       773,000
                                                                     -----------    -----------    -----------
                                                                        (578,000)      (270,000)       819,000
Interest and dividend income                                              12,000         14,000         42,000
Consulting and other income (including approximately $42,000 in
   1999, $44,000 in 1998 and $14,000 in 1997 from related parties)        67,000         77,000         50,000
                                                                     -----------    -----------    -----------
                                                                        (499,000)      (179,000)       911,000
                                                                     -----------    -----------    -----------
Expenses:
   General and administrative (Note H)                                   309,000        230,000        229,000
   Interest                                                               19,000         28,000         35,000
   Write off of uncollectible note receivable and accrued
      interest (Note C)                                                                  51,000
                                                                     -----------    -----------    -----------
                                                                         328,000        309,000        264,000
                                                                     -----------    -----------    -----------
Income (loss) before income taxes                                       (827,000)      (488,000)       647,000
Income tax benefit (expense)                                              13,000        (30,000)
                                                                     -----------    -----------    -----------
Net income (loss)                                                    $  (814,000)   $  (518,000)   $   647,000
                                                                     ===========    ===========    ===========
Net income (loss) per share (Note G)                                 $     (0.35)   $      (.22)   $       .27
                                                                     ===========    ===========    ===========
Weighted average number of common shares                               2,347,257      2,358,014      2,364,964
                                                                     ===========    ===========    ===========

GLOBUS GROWTH GROUP, INC.

Statements of Changes in Shareholders' Equity

                                                       Common Stock           Additional                         Treasury Stock
                                                --------------------------                                -------------------------
                                                 Number of                     Paid-in     Accumulated     Number of
                                                  Shares          Amount       Capital        Deficit        Shares         Cost
                                                -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 29, 1996                       2,499,000    $    25,000   $ 2,747,000   $(1,907,000)       133,140   $    36,000
Net income                                                                                     647,000
Acquisition of treasury shares, $.16 per share                                                                  1,000         1,000
                                                -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 28, 1997                       2,499,000         25,000     2,747,000    (1,260,000)       134,140        37,000
Net loss                                                                                      (518,000)
Acquisition of treasury shares, $.25 per share                                                                 17,603         4,000
                                                -----------    -----------   -----------   -----------    -----------   -----------
Balance - February 28, 1998                       2,499,000         25,000     2,747,000    (1,778,000)       151,743        41,000
Net loss                                                                                      (814,000)
Balance - February 28, 1999                       2,499,000    $    25,000   $ 2,747,000   $(2,592,000)       151,743   $    41,000
                                                ===========    ===========   ===========   ===========    ===========   ===========


See notes to financial statements                                            F-4

GLOBUS GROWTH GROUP, INC.

Statements of Cash Flows


                                                                              Year Ended February 28,
                                                                    -----------------------------------------
                                                                        1999            1998            1997
                                                                    -----------    -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                                $  (814,000)   $  (518,000)   $   647,000
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                    1,000          1,000
        Realized gain on investments                                                  (969,000)       (46,000)
        Unrealized (gain) loss on investments                           578,000      1,239,000       (773,000)
        Write off of uncollectible promissory note
           and accrued interest                                                         51,000
        Changes in:
           Other assets                                                 (33,000)         9,000         (3,000)
           Accounts payable, accrued expenses and
              accrued interest on loans                                  33,000        144,000        137,000
                                                                    -----------    -----------    -----------

              Net cash used in operating activities                    (236,000)       (43,000)       (37,000)
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of investments                                             (112,000)      (500,000)      (280,000)
   Proceeds from sale of investments                                                 1,088,000         52,000
   Loans receivable                                                    (105,000)       (50,000)
                                                                    -----------    -----------    -----------
              Net cash (used in) provided by investing activities      (217,000)       588,000       (278,000)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                           (4,000)        (1,000)
   Repayments of loans to related party                                 (45,000)       (36,000)        (5,000)
   Increase in loans payable to officer/shareholders                                    60,000         11,000
   Repayment of loans payable to officer/shareholders                  (109,000)      (237,000)      (163,000)
                                                                    -----------    -----------    -----------
              Net cash used in financing activities                    (154,000)      (217,000)      (158,000)
                                                                    -----------    -----------    -----------
Net increase (decrease) in cash                                        (607,000)       328,000       (473,000)
Cash - beginning of year                                                840,000        512,000        985,000
                                                                    -----------    -----------    -----------
Cash - end of year                                                  $   233,000    $   840,000    $   512,000
                                                                    ===========    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                                  $    34,000    $     7,000    $    11,000
      Interest                                                      $    40,000

See notes to financial statements                                            F-5

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1999 and 1998


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

[5]  Reclassification:

     Certain amounts for the year ended February 28, 1998 have been reclassified to conform to the current year's presentation.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1999 and 1998


NOTE B - INVESTMENTS


                                                                                      February 28,
                                                       ------------------------------------------------------------------------
                                                                     1999                                   1998
                                                       ----------------------------------    ----------------------------------
                                                       Number of      Fair                   Number of      Fair
                       Security                         Shares        Value       Cost        Shares        Value       Cost
----------------------------------------------------   ---------   ----------  ----------    ---------   ----------  ----------
Common stock - 41.2% in 1999 and 58.5% in 1998:
   Catamount Brewing Co. (1)                              23,215   $  118,000  $  176,000       23,215   $  176,000  $  176,000
   Interface Systems Inc.                                    775        2,000       7,000          775        3,000       7,000
   Kimeragen, Inc. Class A                               108,827      219,000     219,000      108,827      609,000     219,000
   Kimeragen, Inc. Class B                                35,000       75,000      75,000       35,000      196,000      75,000
   Repligen Corporation                                  100,468      157,000     190,000      100,468      116,000     190,000
   Thermaphore Sciences, Inc.                              8,333       12,000      12,000
                                                                   ----------  ----------                 ---------  ----------

      Total common stock                                              583,000     679,000                 1,100,000     667,000
                                                                   ----------  -----------                ---------  ----------

Preferred stock - 58.8% in 1999 and 41.5% in 1998:
   Catamount Brewing Co. - preferred                       4,286      101,000     150,000         4,286     150,000     150,000
   Genitope Corp. - Series A preferred                   420,858      210,000     210,000       420,858     210,000     210,000
   Genitope Corp. - Series B preferred                   332,992      420,000     420,000       332,992     420,000     420,000
   Thermaphore Sciences, Inc. Series A preferred          66,667      100,000     100,000
                                                                   ----------  ----------                ----------  ----------

      Total preferred stock                                           831,000     880,000                   780,000     780,000
                                                                   ----------  ----------                ----------  ----------

Total investments                                                  $1,414,000  $1,559,000                $1,880,000  $1,447,000
                                                                   ==========  ==========                ==========  ==========

Restricted and not readily marketable securities were valued at a total fair value of $1,255,000 and $1,761,000 at February 28, 1999 and 1998, respectively, as determined by the Board of Directors. Such investments consisted of all securities except Interface Systems Inc. and Repligen Corp. for which values are based on quoted market values.

The Company invests in biotechnology, computer technology and beverage companies. At February 28, 1999 - 84.37%, 0.14% and 15.49%, respectively. At February 28, 1998 - 82.5%, 0.2% and 17.3%, respectively. All investments are in U.S. companies and are non income producing.

(1)  Represents in excess of 5% of outstanding voting securities of investee.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1999 and 1998


NOTE B - INVESTMENTS (CONTINUED)

 The unrealized appreciation and depreciation is as follows:

                                                        February 28,
                                                  -----------------------
                                                     1999         1998
                                                  ----------   ----------

     Unrealized appreciation                                   $  511,000
     Unrealized depreciation                      $ (145,000)     (78,000)
                                                  ----------   ----------
     Net (depreciation) appreciation              $ (145,000)  $  433,000
                                                  ==========   ==========


NOTE C - PROMISSORY NOTE RECEIVABLE

During the year, the Company loaned $105,000 to Catamount Brewing Co. The loans are payable on demand and bear interest at 12% on $75,000 of principal and 8.5% on the balance.


NOTE D - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5%.

The estimated fair value of these financial instruments is not readily determinable due to the nature of the relationship of the parties. The amounts presented are not necessarily indicative of the amounts that could be realized in a current market exchange.


NOTE E - INCOME TAXES

The Company accounts for income taxes under the provision of FASB Statement No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FASB Statement No. 109 requires the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

At February 28, 1999, the Company had available NOL carryforwards for regular federal income tax purposes of approximately $220,000, which expire at various dates through 2012.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 1999 and 1998


NOTE E - INCOME TAXES (CONTINUED)

The components of the deferred income tax assets and liabilities were as follows as at:


                                                                          February 28,
                                                           ------------------------------------------
                                                              1999           1998           1997
                                                           -----------   ------------    ------------
     Deferred tax assets:
        NOLs and accrued expenses not deductible
           for income tax purposes                         $   681,000   $    603,000    $    934,000
     Deferred tax liabilities:
        Unrealized gain on investments                                       (200,000)       (769,000)
                                                           -----------   ------------    ------------
                                                               681,000        403,000         165,000
     Less valuation allowance                                  681,000        403,000         165,000
                                                           -----------   ------------    ------------
                                                           $         0   $          0    $          0
                                                           ===========   ============    ============

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:


                                                                           February 28,
                                                           ------------------------------------------
                                                                1999            1998          1997
                                                           ------------   ------------   ------------
     Tax computed based on statutory federal tax rate      $   (281,000)  $   (172,000)  $    220,000
     NOLs                                                        65,000       (276,000)
     Accrued expenses not deductible                             18,000         42,000         46,000
     Unrealized (gains) loss on investments                     196,000        421,000       (263,000)
     State and local income tax, net of federal income
        tax benefit                                              (8,000)        13,000
     Other                                                       (3,000)         2,000         (3,000)
                                                           ------------   ------------   ------------
                                                           $    (13,000)  $     30,000   $          0
                                                           ============   ============   ============


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

NOTE H - RELATED PARTY TRANSACTIONS

The Company paid approximately $21,000, $14,000 and $14,000 for rent to a related party for each of the years ended February 28, 1999, 1998 and 1997, respectively.

The Company charged two officer/shareholders $66,000 as reimbursement for general and administrative costs and for their use of the Company's office and personnel during each of the years ended February 28, 1998 and 1997. There was no charge for the year ended February 28, 1999.

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

     STEPHEN E. GLOBUS, age 52, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Kimeragen, Inc. and Thermaphore Sciences, Inc. He is also a director of Nematron Corporation, a publicly held company, and Plasmaco, Inc., a wholly-owned subsidiary of Matsushita (Panasonic).

     RICHARD D. GLOBUS, age 52, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

     STANLEY WUNDERLICH, age 53, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

     RONALD J. FRANK, age 48, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

     JOSEPH  MANCUSO,  age 59,  holds  an  Electrical  Engineering  degree  from
Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso is a director of Interscience Corp. and has been a director of the Company since his election as such on December 3, 1992.

     LISA VISLOCKY, age 41, is a Certified Public Accountant and has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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


Item 11. EXECUTIVE COMPENSATION

(a)(b)   Summary Compensation Table:

                                                              Long Term Compensation
                     Annual Compensation                           Awards Payouts
(a)              (b)        (c)         (d)        (e)         (f)             (g)           (h)           (i)
                                                   Other       Restricted      Securities                 All
                                                   Annual      Stock           underlying                 other
Name and                                           Compen-     Award(s)        Options/      LTIP         Compen-
Principal        Year       Salary      Bonus      sation                      SAR's         Payouts      sation
Position         Ended         ($)        ($)         ($)           ($)               ($)        ($)          ($)
------------------------------------------------------------------------------------------------------------------
Stephen E.
Globus,
CEO              2/28/99    50,000      --         --          --              --            --           --
                 2/28/98    50,000      --         --          --              --            --           --
                 2/28/97    50,000      --         --          --              --            --           --

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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 1999, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                                  Approximate
                                   Amount and Nature of             Percent
       Name                      Beneficial Ownership (1)         of Class (2)
     --------                  ----------------------------      -------------

Stephen E. Globus *                         514,750  (3)               22
Richard D. Globus  *                        513,750                    22
Ronald P. Globus  *                         500,000                    22
Ronald J. Frank                               1,000                    (4)
Stanley Wunderlich                             none                    --
Joseph Mancuso                                 none                    --

All Directors and Officers
   as a Group (7 persons)                 1,048,200                    44  (2)

Jane Globus
201 Crandon Blvd.
Key Biscayne, FL  33149                     312,292  (5)               13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.
(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 15, 1999, (2,347,257).
(3) Includes 1,000 shares held for benefit of minor son.
(4) Less than 1%.
(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.

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

(ii) During the previous fiscal year Messrs. Stephen E. and Richard D. Globus, as applicable, agreed to offset a total of $66,000 of monies owed to one or both of them by the Company in return for the personal use by one or both of such two persons of facilities, personnel and other services of the Company. This past year there was no offset of expenses.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)  Financial Statements and Financial Statement Schedules

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8 of this Report, which list is incorporated herein by reference.

(a)(3)  Exhibits

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

                                           GLOBUS GROWTH GROUP, INC.



                                           By /s/ Stephen E. Globus
                                              ------------------------------
                                                  Stephen E. Globus
                                                  Chairman of the Board

Dated: New York, NY
       June 9, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                          Title                       Date
----------------------    ---------------------------------     ------------

/s/Stephen E. Globus       Chairman of the Board,
----------------------     (Principal Executive Officer)        June 9, 1999
Stephen E. Globus


/s/Richard D. Globus       President, Director
----------------------
Richard D. Globus                                               June 9, 1999


/s/Lisa Vislocky           Vice President
----------------------
Lisa Vislocky                                                   June 9, 1999

/s/Stanley Wunderlich      Director
----------------------
Stanley Wunderlich                                              June 9, 1999


/s/Ronald J. Frank         Director
----------------------
Ronald J. Frank                                                 June 9, 1999


/s/Joseph Mancuso          Director
----------------------
Joseph Mancuso                                                  June 9, 1999