Form 10-Q
period 1999-05-31
GLOBUS GROWTH GROUP INC
filed 1999-07-15
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 1999

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

Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                  May 31,      February 28,
                                                                   1999           1999
                                                                -----------    -----------
ASSETS                                                          (Unaudited)    (See Note 1)

Cash                                                            $   135,000    $   233,000
Investments in Securities (Note 3)                              $ 1,739,000    $ 1,414,000
Demand Loan Receivable                                          $   105,000    $   105,000
Other Assets                                                    $    41,000    $    43,000
                                                                -----------    -----------
TOTAL                                                           $ 2,020,000    $ 1,795,000
                                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                         $ 1,097,000    $ 1,082,000
  Loans payable to officers/shareholders                        $   370,000    $   221,000
  Demand loan payable to related party                          $   356,000    $   353,000
                                                                -----------    -----------
Total Liabilities                                               $ 1,823,000    $ 1,656,000
                                                                -----------    -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10  par  value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 5/31/99                 $    25,000    $    25,000
Additional paid in capital                                      $ 2,747,000    $ 2,747,000
Treasury Stock, 151,743 shares at 5/31/99                       ($   41,000)   ($   41,000)
Accumulated earnings (deficit)                                  ($2,534,000)   ($2,592,000)
                                                                -----------    -----------
Total stockholders' equity                                      $   197,000    $   139,000
                                                                -----------    -----------
TOTAL                                                           $ 2,020,000    $ 1,795,000
                                                                -----------    -----------


(See Accompanying Notes to Financial Statements)

STATEMENT OF OPERATIONS
      (Unaudited)

                                                             Three Months
                                                             Ended May 31,
                                                          1999           1998
                                                       ----------     ----------

Gain (loss) on investments:
   Realized                                            $        0     $        0
   Unrealized                                          $  125,000     $   78,000
                                                       ----------     ----------
Total                                                  $  125,000     $   78,000
Dividend Income                                        $    1,000     $    1,000
Interest Income                                        $    3,000     $        0
Consulting and other income                            $    3,000     $    6,000
                                                       ----------     ----------
TOTAL                                                  $  132,000     $   85,000

Expenses:
   General and administrative                          $   70,000     $   79,000
   Interest                                            $    4,000     $    5,000
                                                       ----------     ----------
TOTAL                                                  $   74,000     $   84,000

Income (loss) from operations before taxes             $   58,000     $    1,000
Benefit/(Provision) for taxes                          $        0     $        0
                                                       ----------     ----------
Net earnings (loss)                                    $   58,000     $    1,000
                                                       ----------     ----------


Net (Loss) per share of common stock                   $     0.02     $     0.00
Weighted Average Number of shares of
    Stock Outstanding                                   2,347,257      2,347,257
                                                       ----------     ----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
     (Unaudited)

                                                                           Three Months
                                                                           Ended May 31,
                                                                         1999         1998
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                               $  58,000    $   1,000
       Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
            Depreciation and amortization                              $       0    $       0
            Realized (gain) loss on investments                        $       0    $       0
            Unrealized (gain) loss on investments                      ($125,000)   ($ 78,000)
            Increase/(decrease) in accounts payable, accrued
                expenses and accrued interest on loans                 $  19,000    ($  1,000)
            (Increase) decrease in prepaid assets                      $   2,000    $   2,000
                                                                       ---------    ---------
            Net cash (used in ) operating activities                   ($ 46,000)   ($ 76,000)
            ---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of investments                                         ($200,000)   $       0
       Issuance of demand loan receivable                              $       0    ($ 25,000)
       Proceeds from sale of investments                               $       0    $       0
                                                                       ---------    ---------
            Net cash provided by (used in ) investing activities       ($200,000)   ($ 25,000)
            ---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders             ($  2,000)   $       0
       Increase (decrease) in loans payable to officers/shareholders   $ 150,000    $       0
       Purchase of treasury stock                                      $       0    $       0
                                                                       ---------    ---------
            Net cash provided by (used in) financing activities        $ 148,000    $       0
            ---------------------------------------------------------------------------------
Net increase (decrease) in cash                                        ($ 98,000)   ($101,000)

Cash - beginning of period                                             $ 233,000    $ 840,000

Cash - end of period                                                   $ 135,000    $ 739,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                   $       0    $       0
            Income Taxes                                               $       0    $  28,000
       Stock received for consulting services


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

                    Notes to Condensed Financial Statements         May 31, 1999
                                  (Unaudited)

Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 1999, the results of operations for the three months ended May 31, 1999 and 1998, and statement of cash flows for the three months ended May 31, 1999 and 1998.

     The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 28, 1999.

     The balance sheet at February 28, 1999 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

Note 2 - Earnings Per Share

     Per share data are based on the weighted average number of common shares outstanding during the period. Common equivalent shares (options and warrants) would be anti-dilutive and are therefore excluded from the calculations.

Note 3 - Investments

     As of February 28, 1999 and May 31, 1999, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.

(Continued on next page)

                                                                     May 31,                                 February 28,
                                                                      1999                                      1999
                                                        ---------------------------------         ---------------------------------
                                                           No.                                    No.
                                                        Shares      Value         Cost           Shares       Value           Cost
                                                        ------      -----         ----           ------       -----           ----
Common Stock
Catamount Brewing Co. (1)                               23,215    $  118,000    $  176,000        23,215    $  118,000    $  176,000
Interface Systems Inc.                                     775    $    2,000    $    7,000           775    $    2,000    $    7,000
Kimeragen, Inc. Cl A                                   108,827    $  219,000    $  219,000       108,827    $  219,000    $  219,000
Kimeragen, Inc. Cl B                                    35,000    $   75,000    $   75,000        35,000    $   75,000    $   75,000
Repligen Corporation                                   100,468    $  282,000    $  190,000       100,468    $  157,000    $  190,000
Thermaphore Sciences, Inc.                               8,333    $   12,000    $   12,000         8,333    $   12,000    $   12,000
                                                                  ----------    ----------                  ----------    ----------
Total Common Stock                                                $  708,000    $  679,000                  $  583,000    $  679,000
                                                                  ----------    ----------                  ----------    ----------

Preferred Stock
Catamount Brewing Co. Pfd (1)                            4,286    $  101,000    $  150,000         4,286    $  101,000    $  150,000
Genitope Corp. Series A Pfd                            420,858    $  210,000    $  210,000       420,858    $  210,000    $  210,000
Genitope Corp. Series B Pfd                            332,992    $  420,000    $  420,000       332,992    $  420,000    $  420,000
Kimeragen, Inc. Series A Pfd (2)                        60,000    $  150,000    $  150,000
Thermaphore Sciences, Inc. A Pfd (3)                   100,000    $  150,000    $  150,000        66,667    $  100,000    $  100,000
                                                                  ----------    ----------                  ----------    ----------
Total Preferred Stock                                             $1,031,000    $1,080,000                  $  831,000    $  880,000
                                                                  ----------    ----------                  ----------    ----------
Total Investments - Fair  value                                   $1,739,000    $1,759,000                  $1,414,000    $1,559,000
                                                                  ----------    ----------                  ----------    ----------


Notes:

(1) The Company also loaned $105,000 to Catamount Brewing Company on a demand loan basis during 1998.

(2) The Company purchased 60,000 Series A Preferred shares for $150,000 of Kimeragen, Inc. on May 1, 1999.

(3) The Company purchased 33,333 Series A Preferred share for $50,000 of Thermaphore Sciences, Inc. on March 5, 1999.

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

     At May 31, 1999, the Company had total assets of $2,020,000 compared to total assets of $1,795,000 as at February 28, 1999. Included in total assets at such dates were investments of $1,739,000 for the three month period ended May 31, 1999 and $1,414,000 for the year ended February 28, 1999. Shareholders equity at such dates was $197,000 for the three month period ended May 31, 1999 and $139,000 for the year ended February 28, 1999. Gain on investments amounted to $125,000 for the three month period ended May 31, 1999 as compared to a gain of $78,000 for the three month period ended May 31, 1998. Included in such gains were no realized gain or loss and unrealized gain of $125,000 for the three month period ended May 31, 1999 compared to no realized gain or loss and $78,000 of unrealized gain for the three month period ended May 31, 1998. Operating expenses, including interest charges, amounted to $74,000 for the 1999 three month period and $84,000 for the 1998 three month period. Income from operations, both before and after provision for taxes, was $58,000 for the three month period ended May 31, 1999 compared to $1,000 for the three month period ended May 31, 1998. Net earnings per share was $0.02 for the 1999 three month period compared to $0.00 for the comparable 1998 period. The weighted average number of shares of Common Stock outstanding at May 31, 1999 and at May 31, 1998 is 2,347,257.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at May 31, 1999 (i.e., $135,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Mr. Stephen E. Globus amounted to $220,000 at May 31, 1999, a decrease of $1,000 from $221,000 at February 28, 1999. This decrease was due to a loan repayment to Stephen E. Globus of approximately $1,800, and an increase in accrued interest of approximately $500. Loans payable to Messrs. Stephen E. and Richard D. Globus at May 31, 1999 increased by $150,000, plus accrued interest of approximately $600, for the purpose of purchasing Kimeragen. All loans payable plus accrued interest to Mr. Richard D. Globus were reduced to zero as at February 28, 1999. As at May 31, 1999, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $356,000, including accrued interest. As at May 31, 1999, unpaid salary owing to Mr. Stephen E. Globus was $542,000, and unpaid salary owing to Mr. Richard D. Globus was $511,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,779,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 1999 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.

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

Date: July 15, 1999

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