Form 10-Q
period 1999-11-30
GLOBUS GROWTH GROUP INC
filed 2000-01-18
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED November 30, 1999

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                November 30,   February 28,
                                                                   1999            1999
                                                                -----------    -----------
ASSETS                                                          (Unaudited)    (See Note 1)
Cash                                                            $   148,000    $   233,000
Investments in Securities (Note 3)                              $ 1,665,000    $ 1,414,000
Demand Loan Receivable                                          $   105,000    $   105,000
Other Assets                                                    $    43,000    $    43,000
                                                                -----------    -----------
TOTAL                                                           $ 1,961,000    $ 1,795,000
                                                                -----------    -----------




LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                         $ 1,137,000    $ 1,082,000
  Loans payable to officers/shareholders                        $   324,000    $   221,000
  Demand loan payable to related party                          $   362,000    $   353,000
                                                                -----------    -----------
Total Liabilities                                               $ 1,823,000    $ 1,656,000
                                                                -----------    -----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10
  par value Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/99                $    25,000    $    25,000
Additional paid in capital                                      $ 2,747,000    $ 2,747,000
Treasury Stock, 151,743 shares at 11/30/99                      ($   41,000)   ($   41,000)
Accumulated earnings (deficit)                                  ($2,593,000)   ($2,592,000)
                                                                -----------    -----------
Total stockholders' equity                                      $   138,000    $   139,000
                                                                -----------    -----------
TOTAL                                                           $ 1,961,000    $ 1,795,000
                                                                -----------    -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS

   (Unaudited)

                                                    Three Months                  Nine Months
                                                  Ended November 30,           Ended November 30,
                                                1999         1998            1999          1998
                                             -----------   -----------    -----------   -----------
Gain (loss) on investments:
   Realized                                      $12,000            $0        $52,000            $0
   Unrealized                                    $77,000      ($42,000)      $154,000        $4,000
                                             -----------   -----------    -----------   -----------
Total                                            $89,000      ($42,000)      $206,000        $4,000
Dividend Income                                   $2,000        $1,000         $5,000        $4,000
Interest Income                                   $1,000        $5,000         $4,000        $5,000
Consulting and other income                       $1,000        $7,000         $8,000       $19,000
                                             -----------   -----------    -----------   -----------
TOTAL                                            $93,000      ($29,000)      $223,000       $32,000

Expenses:
   General and administrative                    $72,000       $70,000       $207,000      $227,000
   Interest                                       $6,000        $5,000        $16,000       $16,000
                                             -----------   -----------    -----------   -----------
TOTAL                                            $78,000       $75,000       $223,000      $243,000

Income (loss) from operations before taxes       $15,000     ($104,000)            $0     ($211,000)
Benefit/(Provision) for taxes                         $0            $0             $0            $0
                                             -----------   -----------    -----------   -----------
Net earnings (loss)                              $15,000     ($104,000)            $0     ($211,000)
                                             -----------   -----------    -----------   -----------

Net (Loss) per share of common stock               $0.01        ($0.04)         $0.00        ($0.09)
Weighted Average Number of shares of
    Stock Outstanding                          2,347,257     2,347,257      2,347,257     2,347,257
                                             -----------   -----------    -----------   -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
    (Unaudited)

                                                                                Nine Months
                                                                              Ended November 30,
                                                                              1999         1998
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                           $0    ($211,000)
       Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization                                          $0           $0
            Realized (gain) loss on investments                              ($52,000)          $0
            Unrealized (gain) loss on investments                           ($154,000)     ($4,000)
            Increase/(decrease) in accounts payable, accrued expenses and
                accrued interest on loans                                     $71,000      ($6,000)
            (Increase) decrease in prepaid assets                                  $0     ($10,000)
                                                                            ---------    ---------
            Net cash (used in) operating activities                         ($135,000)   ($231,000)
            ---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of investments                                              ($200,000)   ($113,000)
       Issuance of demand loan receivable                                    ($75,000)
       Proceeds from sale of investments                                     $154,000           $0
                                                                            ---------    ---------

            Net cash provided by (used in ) investing activities             ($46,000)   ($188,000)
            ---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                    ($4,000)   ($105,000)
       Increase (decrease) in loans payable to officers/shareholders         $100,000           $0
       Purchase of treasury stock                                                  $0           $0
                                                                            ---------    ---------

            Net cash provided by (used in) financing activities               $96,000    ($105,000)
            ---------------------------------------------------------------------------------------

Net increase (decrease) in cash                                              ($85,000)   ($524,000)

Cash - beginning of period                                                   $233,000     $840,000

Cash - end of period                                                         $148,000     $316,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                               $0      $40,000
            Income Taxes                                                           $0       $6,000
       Stock received for consulting services                                      $0      $13,000


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

                    Notes to Condensed Financial Statements    November 30, 1999
                                   (Unaudited)


Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 1999, the results of operations for the three and nine months ended November 30, 1999 and 1998, and statement of cash flows for the nine months ended November 30, 1999 and 1998.

     The results of operations for the nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investments

     As of February 28, 1999 and November 30, 1999, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board.


                            (Continued on next page)

                                                               November 30,                                        February 28,
                                                                   1999                                                1999
                                                                   ----                                                ----
                                                           No.                                      No.
                                                        Shares        Value        Cost           Shares        Value         Cost
                                                        ------        -----        ----           ------        -----         ----
Common Stock
Catamount Brewing Co. (1)                               23,215      $118,000      $176,000        23,215      $118,000      $176,000
Interface Systems Inc.                                     775       $11,000        $7,000           775        $2,000        $7,000
Kimeragen, Inc. Cl A                                   108,827      $219,000      $219,000       108,827      $219,000      $219,000
Kimeragen, Inc. Cl B                                    35,000       $75,000       $75,000        35,000       $75,000       $75,000
Repligen Corporation (4)                                46,218      $199,000       $87,000       100,468      $157,000      $190,000
Thermaphore Sciences, Inc. (5)                          33,333       $12,000       $12,000         8,333       $12,000       $12,000
                                                                  ----------    ----------                  ----------    ----------
Total Common Stock                                                  $634,000      $576,000                    $583,000      $679,000
                                                                  ----------    ----------                  ----------    ----------

Preferred Stock
Catamount Brewing Co. Pfd (1)                            4,286      $101,000      $150,000         4,286      $101,000      $150,000
Genitope Corp. Series A Pfd                            420,858      $210,000      $210,000       420,858      $210,000      $210,000
Genitope Corp. Series B Pfd                            332,992      $420,000      $420,000       332,992      $420,000      $420,000
Kimeragen, Inc. Series A Pfd (2)                        60,000      $150,000      $150,000
Thermaphore Sciences, Inc. A Pfd (3)                   100,000      $150,000      $150,000        66,667      $100,000      $100,000
                                                                  ----------    ----------                  ----------    ----------
Total Preferred Stock                                             $1,031,000    $1,080,000                    $831,000      $880,000
                                                                  ----------    ----------                  ----------    ----------

Total Investments - Fair  value                                   $1,665,000    $1,656,000                  $1,414,000    $1,559,000
                                                                  ----------    ----------                  ----------    ----------


Notes:

(1) The Company also loaned $105,000 to Catamount Brewing Company on a demand loan basis during 1998.

(2) The Company purchased 60,000 Series A Preferred shares of Kimeragen, Inc. for $150,000 on May 1, 1999.

(3) The Company purchased 33,333 Series A Preferred shares of Thermaphore Sciences, Inc. for $50,000 on March 5, 1999.

(4) The Company sold 54,250 shares of Repligen from June through November, 1999, with sales proceeds totalling $154,294.33.

(5) The Company purchased 25,000 Common shares of Thermaphore Sciences, Inc. for $25 on October 25, 1999.

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

     At November 30, 1999, the Company had total assets of $1,961,000 compared to total assets of $1,795,000 as at February 28, 1999. Included in total assets at such dates were investments of $1,665,000 for the nine month period ended November 30, 1999 and $1,414,000 for the year ended February 28, 1999. Shareholders equity at such dates was $138,000 for the nine month period ended November 30, 1999 and $139,000 for the year ended February 28, 1999. Gain on investments amounted to $206,000 for the nine month period ended November 30, 1999 as compared to a gain of $4,000 for the nine month period ended November 30, 1998. Included in such gains were realized gain of $52,000 and unrealized gain of $154,000 for the nine month period ended November 30, 1999 compared to no realized gain or loss and $4,000 of unrealized gain for the nine month period ended November 30, 1998. Operating expenses, including interest charges, amounted to $223,000 for the 1999 nine month period and $243,000 for the 1998 nine month period. There was no gain or loss from operations, both before and after provision for taxes, for the nine month period ended November 30, 1999 compared to a loss of ($211,000) for the nine month period ended November 30, 1998. There was no net gain or loss per share $0.00 for the 1999 nine month period compared to net loss per share of ($0.09) for the comparable 1998 period. The weighted average number of shares of Common Stock outstanding at November 30, 1999 and at November 30, 1998 is 2,347,257.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at November 30, 1999 (i.e., $148,000) is offsetable by the indebtedness that is owing to members of the Globus family described below. The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Mr. Stephen E. Globus ("individual account") amounted to $218,000 at November 30, 1999, a decrease of $3,000 from $221,000 at February 28, 1999. This decrease was due to a loan repayment to Stephen E. Globus of approximately $4,000, and an increase in accrued interest of approximately $1,000. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate "joint account") at November 30, 1999 amounted to $100,000 (a partial loan repayment of $50,000 was made on November 16, 1999), plus accrued interest of approximately $6,000, which loan was made for the purpose of the Company's purchase of additional shares of Kimeragen in May 1999. An additional partial loan repayment of $75,000 was made on December 6, 1999. All loans payable plus accrued interest to Mr. Richard D. Globus ("individual account") were reduced to zero as at February 28, 1999. As at November 30, 1999, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $362,000, including accrued interest. As at November 30, 1999, unpaid salary owing to Mr. Stephen E. Globus was $567,000, and unpaid salary owing to Mr. Richard D. Globus was $536,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard
D. Globus and Ms. Jane Globus aggregated approximately $1,789,000.

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

Date: January 18, 2000

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