Form 10-K
period 2000-02-29
GLOBUS GROWTH GROUP INC
filed 2000-06-14
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The assumed aggregate market value of the voting stock held by non-affiliates as at March 29, 2000, was approximately $126,616 (506,465 shares at $.25 per share). The number of shares of the Registrant's Common Stock outstanding as at March 29, 2000 was 2,347,257 (excluding 151,743 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates. The referred to assumed market value was computed by reference to advice by the National Quotation Bureau on March 29, 2000, that: (i) it had no record of any bid or asked prices for the Common Stock of the Registrant from January 1, 2000 to March 29, 2000; and (ii) the last bid price for such Common Stock shown on its records was for $.25 on September 22, 1999. See also Item 5 of this Report.

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

Investment Portfolio

     As at February 29, 2000, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Interface Systems, Inc. - a publicly held company that provides interfacing solutions for proprietary computer architectures (such as IBM mainframes) and other peripheral devices such as printers, PC's, cash registers and open systems computers. Its products consist of hardware and proprietary software; including a laser printer product line and software that interfaces a Unix-based workstation with an IBM mainframe. Various members of the Globus family, two of whom are Directors of the Company, are also stockholders of Interface.

(ii) Kimeragen, Inc. - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases. Stephen E. Globus, an officer and director of the Company, is a director of Kimeragen.

(iii) Repligen Corporation ("Repligen") - a publicly held research and development corporation founded in 1981. Its field of activity is primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. In March of 1996, Repligen acquired Glycan Pharmaceuticals ( a former investee of the Company). As a result of that transaction, Repligen acquired a majority interest in Proscure, Inc. (another former investee of the Company). Subsequently, the Company exchanged its interests in Proscure, Inc. and Glycan Pharmaceuticals for an aggregate of 100,468 shares of Common Stock of Repligen. For additional information concerning Proscure, Inc. reference is made to Item 1 of the Company's Form 10-K for its fiscal year ended February 29, 1996 and to Note B of the Notes To Financial Statements contained in such Form 10-K, which Item and Note are incorporated herein by reference.

(iv) Genitope Corporation - a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It focuses upon the development and production of custom cancer vaccines for the treatment of Non-Hodgkin's Lymphoma.

(v) Thermaphore Sciences, Inc. - a privately held drug discovery company dedicated to improving and accelerating the development and optimization of small molecule drugs that target cell surface receptor proteins. Stephen E. Globus, an officer and director of the Company, is a director of Thermaphore.

     No  representation is made by the Company that any or all of its investees:
(a) has, or will have in the immediate future, sufficient funds to continue to carry on business activities; (b) will be able to achieve any of their respective business objectives; (c) will be able to achieve or maintain profitable operations; or (d) will not be obliged to attempt to obtain additional funding.

     For  additional   information   concerning  each  of  the  above  specified
investments, reference should be made to Note B of the Notes to Financial Statements contained elsewhere herein and to the following subcaption.


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

     The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 29, 2000, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 1999 are also set forth. Investments listed in the table include only those the value of which, as at February 29, 2000, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)


                                                                       Basis
                                2/29/00           2/28/99             Employed
                              ----------        ----------           ----------

Interface Systems, Inc.       $   25,000 (1)    $    2,000 (1)         Market
Kimeragen, Inc.               $  444,000 (2)    $  294,000 (2)       Fair Value
Repligen Corp.                $  601,000 (3)    $  157,000 (3)         Market
Genitope Corp.                $  630,000 (4)    $  630,000 (4)       Fair Value
Thermaphore Sciences, Inc.    $  163,000 (5)    $  112,000 (5)       Fair Value
                              ----------        ----------
                              $1,863,000        $1,195,000
                              ----------        ----------


Notes to Table:

(1)Represents equity investment - 775 shares of common stock owned at each date.

(2)Represents equity investment - 108,827 shares of Class A Common Stock and 35,000 shares of Class B Common Stock owned at each date. (On May 1, 1999, the Company purchased 60,000 shares of Series A Preferred Stock for $150,000. The funds for such purpose were loaned to the Company by Messrs. Stephen E. and Richard D. Globus.)

(3)Represents equity investment - 100,468 shares of common stock owned at 2/28/99 and 46,218 shares of common stock owned at 2/29/00. (54,250 shares were sold during the past fiscal year. Sales proceeds totaled $154,294.)

(4)Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at each date.

(5)Represents equity investment - 8,333 shares of Common Stock and 66,667 shares of Series A Preferred Stock owned at 2/28/99 and 33,333 shares of Common Stock and 100,000 shares of Series A Preferred Stock owned at 2/29/00. (On March 5, 1999, the Company purchased 33,333 shares of Series A Preferred Stock for $50,000 and on October 25, 1999, the Company purchased 25,000 shares of Common Stock for $25.)

Because of valuation factors, increases or decreases in the dollar amount of any particular investment, business judgment, and other investment decision factors, the amount of the Company's interest in any particular investee may vary from time to time.

The preceding table does not include the Company's investment in Catamount Brewing Company, which consisted of 4,286 Preferred shares at a cost of $150,000, 23,215 Common shares at a cost of $176,000, and loans in the amount of $105,000. The loans are payable on demand and bear interest at 12% on $75,000 of principal and 8.5% on the balance. Catamount Brewing Company has now closed, and the Company wrote down its investment in the common and preferred stock to zero, and wrote off the principal of $105,000 and accrued interest of $9,000 as uncollectible.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     (a) Market information. The Company's Common Stock is traded in the over-the-counter market. Prior to February 11, 1991, such Common Stock was quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ), but such quotation was discontinued on February 11, 1991. While quotations are presently available from a dealer upon request, the market for the Company's Common Stock would not appear to qualify as an "established public trading market" as such term is defined in Securities and Exchange Commission regulations. Management of the Company is not aware of high and low bid prices for the Company's Common Stock for the quarterly periods within the past two fiscal years except that: (i) the National Stock Summary Guide, published by the National Quotation Bureau, publishes the range of quotations for the Company's Common Stock on a monthly and semi-annual basis to the extent that same are available; (ii) the "Pink Sheets" published by the National Quotation Bureau (formerly published on a daily basis and since June, 1997 published on a weekly basis) publishes quotations for the Company's Common Stock to the extent that same are available; (iii) such "Pink Sheets" for the week ended February 26, 1999 indicate a bid price of $.25 per share but no asked price; (iv) such "Pink Sheets" for the week ended April 23, 1999 indicate the same price as for the week ended February 26, 1999; and (v) on March 29, 2000 the National Quotation Bureau advised the Company that: (a) it had no record of any bid or asked prices for the Common Stock of the Registrant from January 1, 2000 to March 29, 2000; and (b) the last bid price for such Common Stock shown on its records was for $.25 on September 22, 1999. Generally speaking, the "Pink Sheets" reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, unless otherwise specified, do not represent actual transactions.

     (b) Holders. The number of holders of record of the Common Stock of the Company as of February 29, 2000, was approximately 216.

     (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.



Item 6.  SELECTED FINANCIAL DATA

     The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                                                                    Year Ended

                                                  2/29/00           2/28/99            2/28/98            2/29/97           2/28/96
                                                 ---------         ---------          ---------          ---------         ---------
Statement of Operations:
Gain (loss)
  on investments                                   403,000          (578,000)          (270,000)           819,000         1,304,000
Interest and Dividend
Income                                              11,000            12,000             14,000             42,000             8,000
Consulting and other
  income                                            54,000            67,000             77,000             50,000            68,000
Earnings (loss)                                     46,000          (814,000)          (518,000)           647,000         1,130,000
Per share:
Earnings (loss)                                      0. 02             (0.35)             (0.22)               .27               .47

Cash dividends                                      -0-               -0-                -0-                -0-               -0-
Balance sheet:
Total assets                                     1,932,000         1,795,000          2,730,000          3,318,000         2,691,000
Shareholders' equity
  (capital deficiency)                             185,000           139,000            953,000          1,475,000           829,000


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

     At February 29, 2000, the Company had total assets of $1,932,000, compared to $1,795,000 as at February 28, 1999 and $2,730,000 as at February 28, 1998.
Included in total assets at such dates were investments of $1,863,000 (2000), $1,414,000 (1999) and $1,880,000 (1998). Shareholders' equity at such dates was $185,000 (2000), $139,000 (1999) and $953,000 (1998). Gain (loss) on investments for such periods amounted to $403,000 (2000),  ($578,000)  (1999) and ($270,000)
(1998). Included in such gains (losses) were $52,000 of realized gain on investments and $351,000 of change in unrealized gain (loss) on investments for 2000; no realized gain or loss on investments and ($578,000) of change in unrealized gain (loss) on investments for 1999; and $969,000 of realized gain on investments and ($1,239,000) of change in unrealized gain (loss) on investments for 1998. Operating expenses, including interest charges, amounted to $422,000 for 2000; $328,000 for 1999 and $309,000 for 1998. Included in operating expenses were interest charges of $20,000 for 2000, $19,000 for 1999 and $28,000 for 1998. Included in expenses at February 29, 2000 is $114,000 of promissory note and accrued interest written off as uncollectible (Catamount Brewing Company) and at February 28, 1998 is $51,000 of promissory note and accrued interest written off as uncollectible (Woodstock Communications Inc.). See also Note C of Notes to Financial Statements. Income (loss) from operations, after provision for taxes, was $46,000 for 2000; ($814,000) for 1999 and ($518,000)
for 1998. Net earnings (loss) per share were $0.02 for 2000; ($0.35) for 1999 and ($0.22) for 1998. The weighted average number of shares of Common Stock outstanding at such dates was 2,347,257 for 2000, 2,347,257 for 1999 and 2,358,014 for 1998.


Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at February 29, 2000 (i.e., $58,000) is offsetable by approximately $1,699,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen E. Globus (i.e., approximately $218,000); (ii) the amount of loans payable at such date (including accrued interest) to SRG Capital Partnership, which Messrs. Stephen E. and Richard D. Globus are the two sole partners, (i.e., approximately $32,000); (iii) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $320,000); and (iv) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,129,000. During the past fiscal year Mr. Stephen Globus' loan account was reduced by payments to him of $5,000 and Ms. Jane Globus' loan account was reduced by $45,000. On May 14, 1999, SRG Capital Partnership loaned the Company $150,000 for the purpose of purchasing Kimeragen. On November 16, 1999 a partial principal loan repayment of $50,000 was made, and on December 6, 1999 a partial principal loan repayment of $75,000 was made. The principal loan balance is currently $25,000, and accrues interest at 7.75%.

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

     In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $364,000 at February 28, 1998; approximately $221,000 at February 28, 1999 and approximately $249,000 at February 29, 2000. As at March 31, 2000, such indebtedness aggregated approximately $248,000. As at March 31, 2000 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $320,000. As at March 31, 2000, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,137,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,705,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably or unfavorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and absent continuation of the presently existing loans without call for full or substantially full repayment, or additional loans from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. (In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of this Report to which Item reference should be made.)

     The nature and extent of the Company's investments as at February 29, 2000 are more fully discussed in Item 1 of this Report and in Note B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

The Year 2000 Problem

     The fact that most existing and unmodified computer systems may not be able to distinguish the year 2000 from the year 1900 has created what is generally known as the "Year 2000 Problem" (hereinafter "Y2K"). The full extent of the Y2K problem has not been known, and it was generally agreed that if not timely corrected, it could adversely affect many businesses.

     The Company's own internal systems have not been materially affected by the Y2K problem. While there can be no assurance that: (a) the computer systems and applications of the Company's various investees were in fact converted timely, or, (b) that a failure to so correct by one or more material investees would not have a material adverse effect on the Company's financial condition, the Company is not aware of any adverse effects suffered by any of its investees.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 appears at pages F-1 through F-10 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors
            ((Richard A. Eisner & Company, LLP)                              F-1
Balance Sheets as at February 29, 2000 and February 28, 1999                 F-2
Statements of Operations
            For the Three Years Ended February 29, 2000                      F-3
Statement of Changes in Shareholders' Equity
            For the Three Years Ended February 29, 2000                      F-4
Statement of Cash Flows
            For the Three Years Ended February 29, 2000                      F-5
Notes to Financial Statements                                                F-6

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


We have audited the accompanying balance sheets of Globus Growth Group, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. at February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999 in conformity with generally accepted accounting principles.

As explained in Note B, the financial statements include securities valued at $1,237,000 at February 29, 2000 (64% of assets) and at $1,255,000 at February 28, 1999 (70% of assets), whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.


Richard A. Eisner & Company, LLP

New York, New York
April 11, 2000

With respect to Note B
May 19, 2000

GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)

                                                                                     February 29,       February 28,
                                                                                        2000                1999
                                                                                     -----------        -----------
ASSETS
Cash                                                                                 $    58,000        $   233,000
Investments in securities (Notes A[2], B and C)                                        1,863,000          1,414,000
Promissory note receivable                                                                                  105,000
Other assets                                                                              11,000             43,000
                                                                                     -----------        -----------

                                                                                     $ 1,932,000        $ 1,795,000
                                                                                     ===========        ===========


LIABILITIES
Accounts payable and accrued expenses, including salaries due to officer/
   Shareholders of $1,129,000 in 2000 and $1,029,000 in 1999                         $ 1,178,000        $ 1,082,000
Loans payable to officer/shareholders, including accrued interest of
   $191,000 in 2000 and $183,000 in 1999 (Note D)                                        249,000            221,000
Loan payable to related party, including accrued interest of $132,000 in
   2000 and $121,000 in 1999 (Note D)                                                    320,000            353,000
                                                                                     -----------        -----------

                                                                                       1,747,000          1,656,000
                                                                                     -----------        -----------

SHAREHOLDERS' EQUITY (Note F)
Preferred stock - $.10 par value;  authorized 450,000 shares; none issued
Series B convertible preferred stock - $.10 par value; authorized 50,000
   Shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                                       25,000             25,000
Additional paid-in capital                                                             2,747,000          2,747,000
Accumulated deficit                                                                   (2,546,000)        (2,592,000)
Treasury stock, at cost - 151,743 shares                                                 (41,000)           (41,000)
                                                                                     -----------        -----------

                                                                                         185,000            139,000
                                                                                     -----------        -----------

                                                                                     $ 1,932,000        $ 1,795,000
                                                                                     ===========        ===========


See notes to financial statements                                            F-2

GLOBUS GROWTH GROUP, INC.

Statements of Operations (Note A)

                                                                                                         Year Ended February 28,
                                                                                  February 29,       ------------------------------
                                                                                      2000               1999               1998
                                                                                  -----------        -----------        -----------
Revenue:
   Realized gain on investments                                                   $    52,000                           $   969,000
   Change in unrealized gain (loss) on investments                                    351,000        $  (578,000)        (1,239,000)
                                                                                  -----------        -----------        -----------

                                                                                      403,000           (578,000)          (270,000)

Interest and dividend income                                                           11,000             12,000             14,000
Consulting and other income (including approximately $42,000 in 2000, $42,000 in 1999 and $44,000 in 1998 from related
   parties)                                                                            54,000             67,000             77,000
                                                                                  -----------        -----------        -----------

                                                                                      468,000           (499,000)          (179,000)
                                                                                  -----------        -----------        -----------

Expenses:
   General and administrative (Note H)                                                288,000            309,000            230,000
   Interest                                                                            20,000             19,000             28,000
   Write off of uncollectible note receivable and accrued
      interest (Note C)                                                               114,000                                51,000
                                                                                  -----------        -----------        -----------

                                                                                      422,000            328,000            309,000
                                                                                  -----------        -----------        -----------

Income (loss) before income taxes                                                      46,000           (827,000)          (488,000)
Income tax benefit (expense)                                                                              13,000            (30,000)
                                                                                  -----------        -----------        -----------

Net income (loss)                                                                 $    46,000        $  (814,000)       $  (518,000)
                                                                                  ===========        ===========        ===========

Net income (loss) per share - basic and diluted (Note G)                              $.02              $(0.35)            $(.22)
                                                                                      ====              ======             =====


Weighted average number of common shares- basic and diluted                         2,347,257          2,347,257          2,358,014
                                                                                  ===========        ===========        ===========

See notes to financial statements                                            F-3

GLOBUS GROWTH GROUP, INC.

Statements of Changes in Shareholders' Equity

                                                          Common Stock                                           Treasury Stock
                                                    -----------------------   Additional                     -----------------------
                                                    Number of                   Paid-in     Accumulated      Number of
                                                     Shares        Amount       Capital       Deficit          Shares       Cost
                                                    ---------   -----------   -----------   -----------      ---------   -----------
Balance - February 28, 1997                         2,499,000   $    25,000   $ 2,747,000   $(1,260,000)       134,140   $    37,000
Net loss                                                                                       (518,000)
Acquisition of treasury shares, $.25 per share                                                                  17,603         4,000
                                                    ---------   -----------   -----------   -----------      ---------   -----------

Balance - February 28, 1998                         2,499,000        25,000     2,747,000    (1,778,000)       151,743        41,000
Net loss                                                                                       (814,000)
                                                    ---------   -----------   -----------   -----------      ---------   -----------

Balance - February 28, 1999                         2,499,000        25,000     2,747,000    (2,592,000)       151,743        41,000
Net income                                                                                       46,000
                                                    ---------   -----------   -----------   -----------      ---------   -----------

Balance - February 29, 2000                         2,499,000   $    25,000   $ 2,747,000   $(2,546,000)       151,743   $    41,000
                                                    =========   ===========   ===========   ===========        =======   ===========

See notes to financial statements                                            F-4

GLOBUS GROWTH GROUP, INC.

Statements of Cash Flows

                                                                                          Year Ended February 28,
                                                                     February 29,      ------------------------------
                                                                        2000              1999              1998
                                                                     -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                 $    46,000       $  (814,000)      $  (518,000)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                                          1,000
        Realized gain on investments                                     (52,000)                           (969,000)
        Unrealized (gain) loss on investments                           (351,000)          578,000         1,239,000
        Write off of uncollectible promissory note receivable
           and accrued interest                                          110,000                              51,000
        Changes in:
           Other assets                                                   29,000           (33,000)            9,000
           Accounts payable, accrued expenses and
              accrued interest on loans                                  114,000            33,000           144,000
                                                                     -----------       -----------       -----------

              Net cash used in operating activities                     (104,000)         (236,000)          (43,000)
                                                                     -----------       -----------       -----------

Cash flows from investing activities:
   Purchase of investments                                              (200,000)         (112,000)         (500,000)
   Proceeds from sale of investments                                     154,000                           1,088,000
   Loans receivable                                                                       (105,000)
                                                                     -----------       -----------       -----------

              Net cash (used in) provided by investing activities        (46,000)         (217,000)          588,000
                                                                     -----------       -----------       -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                                                 (4,000)
   Repayments of loans to related party                                  (45,000)          (45,000)          (36,000)
   Increase in loans payable to officer/shareholders                      25,000                              60,000
   Repayment of loans payable to officer/shareholders                     (5,000)         (109,000)         (237,000)
                                                                     -----------       -----------       -----------

              Net cash used in financing activities                      (25,000)         (154,000)         (217,000)
                                                                     -----------       -----------       -----------

Net (decrease) increase in cash                                         (175,000)         (607,000)          328,000
Cash - beginning of year                                                 233,000           840,000           512,000
                                                                     -----------       -----------       -----------

Cash - end of year                                                   $    58,000       $   233,000       $   840,000
                                                                     ===========       ===========       ===========


Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
      Income taxes                                                   $         0       $    34,000       $     7,000
      Interest                                                       $         0       $    40,000


See notes to financial statements                                            F-5

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2000 and February 28, 1999


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

[2]  Security valuation:

     Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the
     Board. These values may differ significantly from the values that ultimately would be realized.

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

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2000 and February 28, 1999

NOTE B - INVESTMENTS

                                                                        February 29,                        February 28,
                                                                           2000                                 1999
                                                            ---------------------------------   ------------------------------------
                                                                       Number of      Fair      Number of      Fair
               Security                                      Shares      Value        Cost        Shares       Value         Cost
-----------------------------------------------             -------   ----------   ----------   ----------   ----------   ----------
Common stock - 50.1% in 2000 and 41.2% in 1999:
   Catamount Brewing Co. (1)                                 23,215         --     $  176,000       23,215   $  118,000   $  176,000
   Interface Systems Inc.                                       775   $   25,000        7,000          775        2,000        7,000
   Kimeragen, Inc. Class A                                  108,827      219,000      219,000      108,827      219,000      219,000
   Kimeragen, Inc. Class B                                   35,000       75,000       75,000       35,000       75,000       75,000
   Repligen Corporation                                      46,218      601,000       87,000      100,468      157,000      190,000
   Thermaphore Sciences, Inc.                                33,333       13,000       13,000        8,333       12,000       12,000
                                                                      ----------   ----------                ----------   ----------

      Total common stock                                                 933,000      577,000                   583,000      679,000
                                                                      ----------   ----------                ----------   ----------

Preferred stock 49.9% in 2000 and 58.8% in 1999:
   Catamount Brewing Co.                                      4,286         --        150,000        4,286      101,000      150,000
   Genitope Corp. Series A                                  420,858      210,000      210,000      420,858      210,000      210,000
   Genitope Corp. Series B                                  332,992      420,000      420,000      332,992      420,000      420,000
   Kimeragen Inc. Series A                                   60,000      150,000      150,000
   Thermaphore Sciences, Inc. Series A                      100,000      150,000      150,000       66,667      100,000      100,000
                                                                      ----------   ----------                ----------   ----------

      Total preferred stock                                              930,000    1,080,000                   831,000      880,000
                                                                      ----------   ----------                ----------   ----------

Total investments                                                     $1,863,000   $1,657,000                $1,414,000   $1,559,000
                                                                      ==========   ==========                ==========   ==========

Restricted and not  readily  marketable  securities  were valued at a total fair value of $1,237,000 and $1,255,000 at February 29, 2000 and February 28, 1999, respectively, as determined by the Board of Directors. Such investments consisted of all securities except Interface Systems Inc. and Repligen Corporation for which values are based on quoted market values ($25,000 and $601,000, respectively, at February 29, 2000 and $8,000 and $272,000, respectively, as of May 19, 2000).

The Company invests in biotechnology, computer technology and beverage companies. At February 29, 2000 - 98.6%, 1.4% and 0%, respectively. At February 28, 1999 - 84.37%, 0.14% and 15.49%, respectively. All investments are in U.S. companies and are non-income producing.


(1)  Represents in excess of 5% of outstanding voting securities of investee.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2000 and February 28, 1999

NOTE B - INVESTMENTS (CONTINUED)

The unrealized appreciation and depreciation at the end of the Company's fiscal year ends is as follows:

                                                 February 29,   February 28,
                                                     2000           1999
                                                 -----------    -----------

     Unrealized appreciation                      $ 532,000              `
     Unrealized depreciation                       (326,000)     $(145,000)
                                                  ---------      ---------

     Net appreciation (depreciation)              $ 206,000      $(145,000)
                                                  =========      =========


NOTE C - PROMISSORY NOTE RECEIVABLE

During the year ended February 1999, the Company loaned $105,000 to Catamount Brewing Co. The loans are payable on demand and bear interest at 12% on $75,000 of principal and 8.5% on the balance. During fiscal 2000 management determined that the carrying value of the loans and related interest was impaired and wrote off the principal of $105,000 and accrued interest of $9,000. In addition, the Company wrote down its investment in Catamount Brewing Co. common and preferred stock to zero.


NOTE D - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5% - 7.75%.

The estimated fair value of these financial instruments is not readily determinable due to the nature of the relationship of the parties. The amounts presented are not necessarily indicative of the amounts that could be realized in a current market exchange.


NOTE E - INCOME TAXES

The Company accounts for income taxes under the provision of Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FASB Statement No. 109 requires the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

At February 29, 2000, the Company had available NOL carryforwards for regular federal income tax purposes of approximately $293,000, which expire at various dates through 2012.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2000 and February 28, 1999

NOTE E - INCOME TAXES (CONTINUED)

The components of the deferred income tax assets and liabilities were as follows as at:

                                                                February 28,
                                             February 29,  ---------------------
                                                2000          1999        1998
                                             -----------   ---------   ---------
Deferred tax assets:
   NOLs and accrued expenses not deductible
      for income tax purposes                 $ 803,000    $ 681,000   $ 603,000
Deferred tax liabilities:
   Unrealized gain on investments               (95,000)                (200,000)
                                              ---------    ---------   ---------

                                                708,000      681,000     403,000
Less valuation allowance                        708,000      681,000     403,000
                                              ---------    ---------   ---------

                                              $       0    $       0   $       0
                                              =========    =========   =========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                February 28,
                                             February 29,  ---------------------
                                                2000          1999        1998
                                             -----------   ---------   ---------
Tax (benefit) computed based on statutory
   federal tax rate                           $  16,000    $(281,000)  $(172,000)
NOLs                                             32,000       65,000    (276,000)
Accrued expenses not deductible                  56,000       18,000      42,000
Unrealized (gains) loss on investments         (109,000)     196,000     421,000
State and local income tax, net of federal
   income tax (benefit)                                       (8,000)     13,000
Other                                             5,000       (3,000)      2,000
                                              ---------    ---------   ---------

                                              $       0    $ (13,000)  $  30,000
                                              =========    =========   =========

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

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2000 and February 28, 1999

NOTE H - RELATED PARTY TRANSACTIONS

The Company paid approximately $21,000, $21,000 and $14,000 for rent to a related party for each of the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

The Company charged two officer/shareholders $66,000 as reimbursement for general and administrative costs and for their use of the Company's office and personnel during the year ended February 28, 1998. There was no charge for the years ended February 28, 1999 and February 29, 2000.

GLOBUS GROWTH GROUP, INC.

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

     STEPHEN E. GLOBUS, age 53, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Kimeragen, Inc. and Thermaphore Sciences, Inc. He is also a director of Nematron Corporation, a publicly held company, and Plasmaco, Inc., a wholly-owned subsidiary of Matsushita (Panasonic).

     RICHARD D. GLOBUS, age 53, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

     STANLEY WUNDERLICH, age 54, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

     RONALD J. FRANK, age 49, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

     JOSEPH  MANCUSO,  age 60,  holds  an  Electrical  Engineering  degree  from
Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso has been a director of the Company since his election as such on December 3, 1992.

     LISA VISLOCKY, age 42, is a Certified Public Accountant and has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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


Item 11.  EXECUTIVE COMPENSATION

(a) (b)  Summary Compensation Table:

                                                          Long Term Compensation
                                 Annual Compensation               Awards              Payouts
(a)              (b)        (c)          (d)        (e)        (f)         (g)        (h)       (i)
                                                   Other    Restricted  Securities              All
                                                   Annual     Stock     underlying             other
Name and                                          Compen-    Award(s)   Options/     LTIP     Compen-
Principal       Year       Salary       Bonus     sation                  SAR's     Payouts   sation
Position        Ended       ($)          ($)        ($)        ($)         ($)        ($)       ($)
-----------------------------------------------------------------------------------------------------
Stephen E.
Globus,
CEO            2/29/00     50,000         --         --         --         --         --         --
               2/28/99     50,000         --         --         --         --         --         --
               2/28/98     50,000         --         --         --         --         --         --

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

(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.

(l) Performance Graph -- Not Applicable.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 29, 2000, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                              Approximate
                              Amount and Nature of              Percent
      Name                  Beneficial Ownership (1)          of Class (2)
--------------------------  -----------------------           ------------
Stephen E. Globus *                514,750  (3)                   22
Richard D. Globus  *               513,750                        22
Ronald P. Globus  *                500,000                        22
Ronald J. Frank                      1,000                        (4)
Stanley Wunderlich                    none                         -
Joseph Mancuso                        none                         -

All Directors and Officers
   as a Group (7 persons)        1,048,200                        44  (2)

Jane Globus
201 Crandon Blvd.
Key Biscayne, FL  33149            312,292  (5)                   13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 29, 2000, (2,347,257).

(3) Includes 1,000 shares held for benefit of minor son.

(4) Less than 1%.

(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time Messrs. Stephen E. and Richard D. Globus have made loans to the Company. For details as to amounts owed to them by the Company, reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein. Commencing March 1, 1988, loans owing to Mr. Stephen E. Globus (the principal amount of which was approximately $215,000 at such date) accrued interest at the rate of 5% per annum, and commencing May 14, 1999, loans owing to SRG Capital Partnership (the principal amount of which was approximately $150,000 at such date) accrued interest at the rate of 7.75% per annum. The Company is also indebted to Messrs. Stephen E. and Richard D. Globus for unpaid salaries owed to them and is indebted to Ms. Jane Globus for monies loaned to it by her. For details as to amounts owed reference should be made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

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

          3(a) Articles of Incorporation and Amendments Thereto (Incorporated by reference to Exhibits 2(a), 2(b) and 2(c) filed with Registrant's Form S-18 Registration Statement, File # 2-72220 NY and to
               Exhibit 3-1 filed with Registrant's Form 8-K for event of August 7, 1984, File #0-9987).

          3(b) By-Laws (Incorporated by reference to Exhibit 2(d) filed with Registrant's Form S- 18 Registration Statement, File # 2-72220
               NY).

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

                                                   GLOBUS GROWTH GROUP, INC.



                                                   By /s/ Stephen E. Globus
                                                   -----------------------------
                                                   Stephen E. Globus
                                                   Chairman of the Board

Dated:  New York, NY
        June 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

          Signature                         Title                       Date


/s/ Stephen E. Globus               Chairman of the Board,
--------------------------------
Stephen E. Globus                   (Principal Executive Officer)  June 14, 2000


/s/ Richard D. Globus               President, Director
--------------------------------
Richard D. Globus                                                  June 14, 2000


/s/ Lisa Vislocky                   Vice President
--------------------------------
Lisa Vislocky                                                      June 14, 2000

/s/ Stanley Wunderlich              Director
--------------------------------
Stanley Wunderlich                                                 June 14, 2000


/s/ Ronald J. Frank                 Director
--------------------------------
Ronald J. Frank                                                    June 14, 2000


/s/ Joseph Mancuso                  Director
--------------------------------
Joseph Mancuso                                                     June 14, 2000