Form 10-Q
period 2000-05-31
GLOBUS GROWTH GROUP INC
filed 2000-07-20
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2000

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


GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                   May 31,     February 29,
                                                                    2000           2000
                                                                -----------    -----------
                                                                (Unaudited)    (See Note 1)
ASSETS
Cash                                                            $    11,000    $    58,000
Investments in Securities (Note 3)                              $ 1,453,000    $ 1,863,000
Other Assets                                                    $    10,000    $    11,000
                                                                -----------    -----------
TOTAL                                                           $ 1,474,000    $ 1,932,000
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                         $ 1,194,000    $ 1,178,000
  Loans payable to officers/shareholders                        $   246,000    $   249,000
  Demand loan payable to related party                          $   322,000    $   320,000
                                                                -----------    -----------
Total Liabilities                                               $ 1,762,000    $ 1,747,000
                                                                -----------    -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
   None Issued
Series B convertible preferred stock - $.10 par value
   Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
   shares, Issued 2,499,000 shares at 5/31/00                   $    25,000    $    25,000
Additional paid in capital                                      $ 2,747,000    $ 2,747,000
Treasury Stock, 151,743 shares at 5/31/00                      ($    41,000)  ($    41,000)
Accumulated earnings (deficit)                                 ($ 3,019,000)  ($ 2,546,000)
                                                                -----------    -----------
Total stockholders' equity                                     ($   288,000)   $   185,000
                                                                -----------    -----------
TOTAL                                                           $ 1,474,000    $ 1,932,000
                                                                -----------    -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.


STATEMENT OF OPERATIONS
     (Unaudited)

                                                            Three Months
                                                            Ended May 31,
                                                        2000             1999
                                                    -----------      -----------

Gain (loss) on investments:
   Realized                                         $         0      $         0
   Unrealized                                      ($   410,000)     $   125,000
                                                    -----------      -----------
Total                                              ($   410,000)     $   125,000
Dividend Income                                     $     1,000      $     1,000
Interest Income                                     $         0      $     3,000
Consulting and other income                         $     6,000      $     3,000
                                                    -----------      -----------
TOTAL                                              ($   403,000)     $   132,000

Expenses:
   General and administrative                       $    67,000      $    70,000
   Interest                                         $     3,000      $     4,000
                                                    -----------      -----------
TOTAL                                               $    70,000      $    74,000

Income (loss) from operations before taxes         ($   473,000)     $    58,000
Benefit/(Provision) for taxes                       $         0      $         0
                                                    -----------      -----------
Net earnings (loss)                                ($   473,000)     $    58,000
                                                    -----------      -----------


Net (Loss) per share of common stock               ($      0.20)     $      0.02
Weighted Average Number of shares of
    Stock Outstanding                                 2,347,257        2,347,257
                                                    -----------      -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.


STATEMENT OF CASH FLOWS
      (Unaudited)

                                                                                        Three Months
                                                                                        Ended May 31,
                                                                                     2000           1999
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                               ($ 473,000)     $  58,000
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                  $       0      $       0
    Realized (gain) loss on investments                                            $       0      $       0
    Unrealized (gain) loss on investments                                          $ 410,000     ($ 125,000)
    Increase/(decrease) in accounts payable, accrued expenses and
      accrued interest on loans                                                    $  19,000      $  19,000
    (Increase) decrease in other assets                                            $   1,000      $   2,000
                                                                                   ---------      ---------

    Net cash (used in ) operating activities                                      ($  43,000)    ($  46,000)
    -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of investments                                                          $       0     ($ 200,000)
  Issuance of demand loan receivable                                               $       0      $       0
  Proceeds from sale of investments                                                $       0      $       0
                                                                                   ---------      ---------

    Net cash provided by (used in ) investing activities                           $       0     ($ 200,000)
    -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable to officers/shareholders                             ($   4,000)    ($   2,000)
  Increase (decrease) in loans payable to officers/shareholders                    $       0      $ 150,000
  Purchase of treasury stock                                                       $       0      $       0
                                                                                   ---------      ---------

    Net cash provided by (used in) financing activities                           ($   4,000)     $ 148,000
    -------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   ($  47,000)    ($  98,000)

Cash - beginning of period                                                         $  58,000      $ 233,000

Cash - end of period                                                               $  11,000      $ 135,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                       $       0      $       0
    Income Taxes                                                                   $       0      $       0
  Stock received for consulting services


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                                           May 31, 2000
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1 -  Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 2000, the results of operations for the three months ended May 31, 2000 and 1999, and statement of cash flows for the three months ended May 31, 2000 and 1999.

          The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

          Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 29, 2000.

          The balance sheet at February 29, 2000 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.


Note 2 -  Earnings Per Share

          Per share data are based on the weighted average number of common shares outstanding during the period. Common equivalent shares (options and warrants) would be anti-dilutive and are therefore excluded from the calculations.


Note 3 -  Investments

          As of February 29, 2000 and May 31, 2000, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

          (Continued on next page)

                                                   May 31,                             February 29,
                                                    2000                                  2000
                                                   -------                             ------------
                                        No.                                    No.
                                      Shares       Value        Cost         Shares       Value        Cost
                                      -------   ----------   ----------      -------   ----------   ----------
Common Stock
Catamount Brewing Co.                  23,215   $        0   $  176,000       23,215   $        0   $  176,000
Interface Systems Inc.                    775   $    5,000   $    7,000          775   $   25,000   $    7,000
Kimeragen, Inc. Cl A                  108,827   $  219,000   $  219,000      108,827   $  219,000   $  219,000
Kimeragen, Inc. Cl B                   35,000   $   75,000   $   75,000       35,000   $   75,000   $   75,000
Repligen Corporation                   46,218   $  211,000   $   87,000       46,218   $  601,000   $   87,000
Thermaphore Sciences, Inc.             33,333   $   13,000   $   13,000       33,333   $   13,000   $   13,000
                                                ----------   ----------                ----------   ----------
Total Common Stock                              $  523,000   $  577,000                $  933,000   $  577,000
                                                ----------   ----------                ----------   ----------

Preferred Stock
Catamount Brewing Co. Pfd               4,286   $        0   $  150,000        4,286   $        0   $  150,000
Genitope Corp. Series A Pfd           420,858   $  210,000   $  210,000      420,858   $  210,000   $  210,000
Genitope Corp. Series B Pfd           332,992   $  420,000   $  420,000      332,992   $  420,000   $  420,000
Kimeragen, Inc. Series A Pfd           60,000   $  150,000   $  150,000       60,000   $  150,000   $  150,000
Thermaphore Sciences, Inc. A Pfd      100,000   $  150,000   $  150,000      100,000   $  150,000   $  150,000
                                                ----------   ----------                ----------   ----------
Total Preferred Stock                           $  930,000   $1,080,000                $  930,000   $1,080,000
                                                ----------   ----------                ----------   ----------

Total Investments - Fair  value                 $1,453,000   $1,657,000                $1,863,000   $1,657,000
                                                ----------   ----------                ----------   ----------

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

     At May 31, 2000, the Company had total assets of $1,474,000 compared to total assets of $1,932,000 at February 29, 2000. Included in total assets were investments of $1,453,000 at May 31, 2000 and $1,863,000 at February 29, 2000.
Shareholders equity was ($288,000) at May 31, 2000 and $185,000 at February 29, 2000. Loss on investments amounted to ($410,000) for the three month period ended May 31, 2000, compared to a gain of $125,000 for the three month period ended May 31, 1999. Included in such losses were no realized gain or loss and unrealized loss of ($410,000) for the three month period ended May 31, 2000 compared to no realized gain or loss and $125,000 of unrealized gain for the three month period ended May 31, 1999. Operating expenses, including interest charges, amounted to $70,000 for the 2000 three month period and $74,000 for the 1999 three month period. Income (loss) from operations, both before and after provision for taxes, was ($473,000) for the three month period ended May 31, 2000 compared to $58,000 for the three month period ended May 31, 1999. Net earnings (loss) per share was ($0.20) for the 2000 three month period compared to $0.02 for the comparable 1999 period. The weighted average number of shares of Common Stock outstanding at May 31, 2000 and at May 31, 1999 is 2,347,257.


Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company (including accrued interest) to Mr. Stephen E. Globus amounted to $214,000 at May 31, 2000, a decrease of $4,000 from $218,000 at February 29, 2000. This decrease was due to a loan repayment to Stephen E. Globus of approximately $4,000, and an increase in accrued interest of approximately $383. Loans payable to Messrs. Stephen E. and Richard D. Globus (including accrued interest) amounted to $32,000 at May 31, 2000 and February 29, 2000, and an increase in accrued interest of approximately $488. As at May 31, 2000, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $322,000, including accrued interest. As at May 31, 2000, unpaid salary owing to Mr. Stephen E. Globus was $592,000, and unpaid salary owing to Mr. Richard D. Globus was $561,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,721,000.

     There are in fact presently no known events that can be considered reasonably certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a

BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 29, 2000 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.


The Year 2000 Problem

     The fact that most existing and unmodified computer systems may not be able to distinguish the year 2000 from the year 1900 has created what is generally known as the "Year 2000 Problem" (hereinafter "Y2K"). The full extent of the Y2K problem has not been known, and it is generally agreed that if not timely corrected, it could adversely affect many businesses.

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

Date: July 15, 2000

                                        GLOBUS GROWTH GROUP, INC.
                                        (Registrant)


                                        /s/  Stephen E. Globus
                                             --------------------------------
                                             STEPHEN E. GLOBUS
                                             Chairman of the Board,
                                             (Principal Executive Officer)



                                        /s/  Richard D. Globus
                                             --------------------------------
                                             RICHARD D. GLOBUS
                                             President, Director