Form 10-Q
period 2000-11-30
GLOBUS GROWTH GROUP INC
filed 2001-01-16
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED November 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 151,743 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                           November 30,    February 29,
                                                                               2000           2000
                                                                            -----------    -----------
ASSETS                                                                      (Unaudited)    (See Note 1)

Cash                                                                             $2,000        $58,000
Investments in Securities (Note 3)                                           $1,420,000     $1,863,000
Other Assets                                                                     $9,000        $11,000
                                                                            -----------    -----------
TOTAL                                                                        $1,431,000     $1,932,000
                                                                            -----------    -----------




LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                                      $1,237,000     $1,178,000
  Loans payable to officers/shareholders                                       $300,000       $249,000
  Demand loan payable to related party                                         $327,000       $320,000
                                                                            -----------    -----------
Total Liabilities                                                            $1,864,000     $1,747,000
                                                                            -----------    -----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 11/30/00                                $25,000        $25,000
Additional paid in capital                                                   $2,747,000     $2,747,000
Treasury Stock, 151,743 shares at 11/30/00                                     ($41,000)      ($41,000)
Accumulated earnings (deficit)                                              ($3,164,000)   ($2,546,000)
                                                                            -----------    -----------
Total stockholders' equity                                                    ($433,000)      $185,000
                                                                            -----------    -----------
TOTAL                                                                        $1,431,000     $1,932,000
                                                                            -----------    -----------



(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
(Unaudited)

                                                         Three Months                      Nine Months
                                                       Ended November 30,               Ended November 30,
                                                      2000           1999              2000           1999
                                                  -----------    -----------       -----------    -----------

Gain (loss) on investments:
   Realized                                           $17,000        $12,000           $37,000        $52,000
   Unrealized                                       ($165,000)       $77,000         ($451,000)      $154,000
                                                  -----------    -----------       -----------    -----------
Total                                               ($148,000)       $89,000         ($414,000)      $206,000
Dividend Income                                            $0         $2,000            $1,000         $5,000
Interest Income                                                       $1,000                           $4,000
Consulting and other income                           $10,000         $1,000           $19,000         $8,000
                                                  -----------    -----------       -----------    -----------
TOTAL                                               ($138,000)       $93,000         ($394,000)      $223,000

Expenses:
   General and administrative                         $73,000        $72,000          $209,000       $207,000
   Interest                                            $4,000         $6,000           $11,000        $16,000
                                                  -----------    -----------       -----------    -----------
TOTAL                                                 $77,000        $78,000          $220,000       $223,000

Income (loss) from operations before taxes          ($215,000)       $15,000         ($614,000)            $0
(Benefit)/Provision for taxes                              $0             $0                $0             $0
                                                  -----------    -----------       -----------    -----------
Net Income (Loss)                                   ($215,000)       $15,000         ($614,000)            $0
                                                  -----------    -----------       -----------    -----------


Net Income (Loss) per share of common
    stock - basic and diluted                          ($0.09)         $0.01            ($0.26)         $0.00
Weighted Average Number of shares of
    Stock Outstanding - basic and diluted           2,347,257      2,347,257         2,347,257      2,347,257
                                                  -----------    -----------       -----------    -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                        Nine Months
                                                                                                     Ended November 30,
                                                                                           2000            1999
                                                                                       ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                 ($614,000)              $0
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
            operating activities:
            Depreciation and amortization                                                       $0               $0
            Realized (gain) loss on investments                                           ($37,000)        ($52,000)
            Unrealized (gain) loss on investments                                         $451,000        ($154,000)
            Increase/(decrease) in accounts payable, accrued expenses and
                accrued interest on loans                                                  $70,000          $71,000
            (Increase) decrease in prepaid assets                                          ($2,000)              $0
                                                                                         ---------        ---------

            Net cash (used in ) operating activities                                     ($132,000)       ($135,000)
                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of investments                                                            ($25,000)       ($200,000)
       Proceeds from sale of investments                                                   $53,000         $154,000
                                                                                         ---------        ---------

            Net cash provided by (used in ) investing activities                           $28,000         ($46,000)
                                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                                 ($5,000)         ($4,000)
       Increase (decrease) in loans payable to officers/shareholders                       $53,000         $100,000
                                                                                         ---------        ---------

            Net cash provided by (used in) financing activities                            $48,000          $96,000
                                                                                         ---------        ---------

Net increase (decrease) in cash                                                           ($56,000)        ($85,000)

Cash - beginning of period                                                                 $58,000         $233,000

Cash - end of period                                                                        $2,000         $148,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                                            $0               $0
            Income Taxes                                                                        $0               $0


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.          Notes to Condensed          November 30, 2000
                                  Financial Statements
                                      (Unaudited)


     Note 1 - Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 2000, the results of operations for the three and nine months ended November 30, 2000 and 1999, and statements of cash flows for the nine months ended November 30, 2000 and 1999.

          The results of operations for the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


     Note 3 - Investments

          As of February 29, 2000 and November 30, 2000, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

          (Continued on next page)

                                                            November 30,                              February 29,
                                                                2000                                      2000
                                                                ----                                      ----

                                                    No.                                       No.
                                                 Shares         Value          Cost        Shares         Value          Cost
                                                 ------         -----          ----        ------         -----          ----
Common Stock
Carta Proteomics, Inc. (1)                       33,333       $13,000       $13,000        33,333       $13,000       $13,000
Catamount Brewing Co.                            23,215            $0      $176,000        23,215            $0      $176,000
Tumbleweed Communications Corp. (2)                 204        $3,000        $7,000           775       $25,000        $7,000
Kimeragen, Inc. Cl A                            108,827      $219,000      $219,000       108,827      $219,000      $219,000
Kimeragen, Inc. Cl B                             35,000       $75,000       $75,000        35,000       $75,000       $75,000
Repligen Corporation                             37,718      $155,000       $71,000        46,218      $601,000       $87,000
                                                           ----------    ----------                  ----------    ----------
Total Common Stock                                           $465,000      $561,000                    $933,000      $577,000
                                                           ----------    ----------                  ----------    ----------

Preferred Stock
Carta Proteomics, Inc. Series A Pfd (1)         100,000      $150,000      $150,000       100,000      $150,000      $150,000
Carta Proteomics, Inc. Series B Pfd (1)          10,000       $25,000       $25,000
Catamount Brewing Co. Pfd                         4,286            $0      $150,000         4,286            $0      $150,000
Genitope Corp. Series A Pfd                     420,858      $210,000      $210,000       420,858      $210,000      $210,000
Genitope Corp. Series B Pfd                     332,992      $420,000      $420,000       332,992      $420,000      $420,000
Kimeragen, Inc. Series A Pfd                     60,000      $150,000      $150,000        60,000      $150,000      $150,000
                                                           ----------    ----------                  ----------    ----------
Total Preferred Stock                                        $955,000    $1,105,000                    $930,000    $1,080,000
                                                           ----------    ----------                  ----------    ----------


Total Investments - Fair  value                            $1,420,000    $1,666,000                  $1,863,000    $1,657,000
                                                           ----------    ----------                  ----------    ----------


(1) On February 14, 2000 Thermaphore Sciences, Inc. changed its name to Carta Proteomics, Inc.

(2) On October 2, 2000 775 shares of Interface Systems was surrendered in exchange for 204 shares Tumbleweed Communications Corp.

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

          At November 30, 2000, the Company had total assets of $1,431,000 compared to total assets of $1,932,000 at February 29, 2000. Included in total assets were investments of $1,420,000 at November 30, 2000 and $1,863,000 at February 29, 2000. Shareholders equity was ($433,000) at November 30, 2000 and $185,000 at February 29, 2000. Loss on investments amounted to ($414,000) for the nine month period ended November 30, 2000, compared to a gain of $206,000 for the nine month period ended November 30, 1999. Included in such losses were realized gain of $37,000 and unrealized loss of ($451,000) for the nine month period ended November 30, 2000 compared to realized gain of $52,000 and $154,000 of unrealized gain for the nine month period ended November 30, 1999. Operating expenses, including interest charges, amounted to $220,000 for the 2000 nine month period and $223,000 for the 1999 nine month period. Income (loss) from operations, both before and after provision for taxes, was ($614,000) for the nine month period ended November 30, 2000 compared to $0 for the nine month period ended November 30, 1999. Net earnings (loss) per share was ($0.26) for the 2000 nine month period compared to $0.00 for the comparable 1999 period. The weighted average number of shares of Common Stock outstanding at November 30, 2000 and at November 30, 1999 is 2,347,257.


     Liquidity,   Capital  Resources  and  Other  Matters  Affecting   Financial
     Condition

          The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $214,000 at November 30, 2000, a decrease of $4,000 from $218,000 at February 29, 2000. This decrease was due to a loan repayment to Stephen E. Globus of approximately $5,000, and an increase in accrued interest of approximately $1,000. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $87,000 at November 30, 2000, an increase of $55,000 from $32,000 at February 29, 2000. This increase was due to an increase in principal of $53,000, and an increase in accrued interest of approximately $2,000. As at November 30, 2000, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $326,000, including accrued interest. As at November 30, 2000, unpaid salary owing to Mr. Stephen E. Globus was $616,000, and unpaid salary owing to Mr. Richard
     D. Globus was $585,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,828,000.

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

Date: January 16, 2001


                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)




                                                           /s/ Stephen E. Globus
                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)




                                                           /s/ Richard D. Globus
                                                               RICHARD D. GLOBUS
                                                             President, Director