Form 10-K
period 2001-02-28
GLOBUS GROWTH GROUP INC
filed 2001-06-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The number of shares of the Registrant's Common Stock outstanding as at May 1, 2001 was 2,347,257 (excluding 151,743 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates and 506,465 are held by non-affiliates. It is not possible to calculate the aggregate market value of the shares held by non-affiliates as there is no public trading market for the Common Stock of the Registrant. See also Item 5 of this Report.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 24 Pages

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

Investment Portfolio

     As at February 28, 2001, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

(i) Tumbleweed Communications, Inc. (formerly Interface Systems, Inc.) ("Tumbleweed") - a publicly held company that provides interfacing solutions for proprietary computer architectures (such as IBM mainframes) and other peripheral devices such as printers, PC's, cash registers and open systems computers. Its products consist of hardware and proprietary software; including a laser printer product line and software that interfaces a Unix-based workstation with an IBM mainframe. Various members of the Globus family, two of whom are Directors of the Company, are also stockholders of Tumbleweed.

(ii) ValiGen, N. V. (formerly Kimeragen, Inc.) ("ValiGen") - a privately held non-affiliated development stage company founded in 1994 for the purpose of engaging in research and development in the field of developing gene therapy products for the treatment of hereditary and acquired diseases. In fiscal 2001, Kimeragen, Inc. merged with ValiGene S.A. to form a European-American functional genomics company called ValiGen, N. V.

(iii) Repligen Corporation ("Repligen") - a publicly held research and development corporation founded in 1981. Its field of activity is primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. In March of 1996, Repligen acquired Glycan Pharmaceuticals (a former investee of the Company). As a result of that transaction, Repligen acquired a majority interest in Proscure, Inc. (another former investee of the Company). Subsequently, the Company exchanged its interests in Proscure, Inc. and Glycan Pharmaceuticals for an aggregate of 100,468 shares of Common Stock of Repligen. For additional information concerning Proscure, Inc. reference is made to Item 1 of the Company's Form 10-K for its fiscal year ended February 29, 1996 and to Note B of the Notes To Financial Statements contained in such Form 10-K, which Item and Note are incorporated herein by reference.

(iv) Genitope Corporation ("Genitope") - a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It focuses upon the development and production of custom cancer vaccines for the treatment of Non-Hodgkin's Lymphoma.

(v) Carta Proteomics, Inc. (formerly Thermaphore Sciences, Inc.) ("Carta") - a privately held drug discovery company dedicated to improving and accelerating the development and optimization of small molecule drugs that target cell surface receptor proteins. Stephen E. Globus, an officer and director of the Company, is a director of Carta.

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

     The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 2001, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 29, 2000 are also set forth. Investments listed in the table include only those the value of which, as at February 28, 2001, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)


                                                                      Basis
                                     2/28/01          2/29/00       Employed
                                     -------          -------       --------
Tumbleweed Communicatons Inc.      $    1,000(1)   $   25,000(1)     Market
ValiGen, N.V.                      $  444,000(2)   $  444,000(2)   Fair Value
Repligen Corp.                     $  124,000(3)   $  601,000(3)     Market
Genitope Corp.                     $  630,000(4)   $  630,000(4)   Fair Value
Carta Proteomics, Inc.             $  188,000(5)   $  163,000(5)   Fair Value
                                   ----------      ----------
                                   $1,387,000      $1,863,000
                                   ----------      ----------

Notes to Table:

(1) Represents equity investment - 775 shares of common stock of Interface Systems, Inc. owned at 2/29/00 and 204 shares of Tumbleweed Communications owned at 2/28/01. On October 2, 2000, the Company surrendered 775 shares of Interface for 204 shares of Tumbleweed Communications Corp.

(2) Represents equity investment - 85,404 common shares owned at 2/28/01 and 60,000 shares of Series A Preferred Stock and 108,827 shares of Class A Common Stock and 35,000 shares of Class B Common Stock owned at 2/29/00. In fiscal 2001, Kimeragen, Inc. merged with ValiGen, N.V. and the Company's shares of Kimeragen, Inc. common and preferred stock was exchanged for ValiGen, N.V. common stock on the basis of .419 shares of ValiGen, N.V. for 1 share of Kimeragen, Inc.

(3) Represents equity investment - 30,718 shares of common stock owned at 2/28/01 and 46,218 shares of common stock owned at 2/29/00. (15,500 shares were sold during the past fiscal year. Sales proceeds totaled $84,264.)

(4) Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at each date.

(5) Represents equity investment - 33,333 shares of Common Stock, 100,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock owned at 2/28/01 and 33,333 shares of Common Stock and 100,000 shares of Series A Preferred Stock owned at 2/29/00. (On February 14, 2000
     Thermaphore Sciences, Inc. changed its name to Carta Proteomics, Inc. On August 2, 2000 the Company purchased 10,000 shares of Series B Preferred Stock for $25,000.)

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     (a) Market information. Prior to February 11, 1991, the Company's Common Stock was traded in the over-the-counter market, but it is no longer traded in that or any other "established public trading market" as that term is defined in Securities & Exchange Commission regulations. On May 7, 2001 the National Quotation Bureau advised the Company that the last bid price for the Common Stock of the Company shown on its records was for $.25 on September 22, 1999. Such bid price, however, does not represent an actual transaction. A data and statistics search made by the Company on the Website of the National Quotation Bureau on the Internet on May 5, 2001 showed "no results" for the Company and "'gpix' security is not recognized" for a "symbol lookup" quote search. Reference is also made to Item 5 of Registrant's Form 10-K for its fiscal year ended February 29, 2000 which Item is incorporated herein by reference.

     (b) Holders. The number of holders of record of the Common Stock of the Company as of February 28, 2001, was approximately 216.

     (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)


                                                      Year Ended

                              2/28/01      2/29/00      2/28/99       2/28/98      2/29/97
                              -------      -------      -------       -------      -------
Statement of Operations:
Gain (loss)
  on investments             (416,000)     403,000     (578,000)     (270,000)     819,000
Interest and Dividend
 Income                         1,000       11,000       12,000        14,000       42,000
Consulting and other
  income                       32,000       54,000       67,000        77,000       50,000
Earnings (loss)              (703,000)      46,000     (814,000)     (518,000)     647,000
Per share:
Earnings (loss)                 (0.30)        0.02        (0.35)        (0.22)        0.27
Cash dividends                    -0-          -0-          -0-           -0-          -0-
Balance sheet:
Total assets                1,419,000    1,932,000    1,795,000     2,730,000    3,318,000
Shareholders' equity
  (capital deficiency)       (518,000)     185,000      139,000       953,000    1,475,000

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

     At February 28, 2001, the Company had total assets of $1,419,000, compared to $1,932,000 as at February 29, 2000 and $1,795,000 as at February 28, 1999.
Included in total assets at such dates were investments of $1,387,000 (2001), $1,863,000 (2000) and $1,414,000 (1999). Shareholders' equity (deficiency) at such dates was ($518,000)  (2001),  $185,000  (2000) and $139,000  (1999).  Gain
(loss) on investments for such periods amounted to ($416,000)  (2001),  $403,000
(2000) and ($578,000) (1999). Included in such gains (losses) were $56,000 of realized gain on investments and ($472,000) of change in unrealized gain (loss) on investments for 2001; $52,000 of realized gain on investments and $351,000 of change in unrealized gain (loss) on investments for 2000; and no realized gain or loss on investments and ($578,000) of change in unrealized gain (loss) on investments for 1999. Operating expenses, including interest charges, amounted to $320,000 for 2001; $422,000 for 2000 and $328,000 for 1999. Included in
operating expenses were interest charges of $15,000 for 2001, $20,000 for 2000 and $19,000 for 1999. Included in expenses at February 29, 2000 is $114,000 of promissory note and accrued interest written off as uncollectible (Catamount Brewing Company). See also Note C of Notes to Financial Statements. Income
(loss) from operations, after provision for taxes, was ($703,000) for 2001; $46,000 for 2000 and ($814,000) for 1999. Net earnings (loss) per share were ($0.30) for 2001; $0.02 for 2000 and ($0.35) for 1999. The weighted average number of shares of Common Stock outstanding at such dates was 2,347,257 for 2001, 2000 and 1999.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The Company's cash position as at February 28, 2001 (i.e., $21,000) is offsetable by approximately $1,882,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen E. Globus (i.e., approximately $214,000); (ii) the amount of loans payable at such date (including accrued interest) to Mr. Richard
D. Globus (i.e., approximately $1,000) (iii) the amount of loans payable at such date (including accrued interest) to SRG Capital Partnership, which Messrs. Stephen E. and Richard D. Globus are the two sole partners, (i.e., approximately $111,000); (iv) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $329,000); and (v) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,227,000. During the past fiscal year Mr. Stephen Globus' loan account was reduced by payments to him of $5,000 and Mr. Richard Globus' loan account was increased by $1,000. SRG Capital Partnership has periodically loaned the Company various amounts during the year: $5,000 on June 21, 2000; $25,000 on August 1, 2000; $10,000 on August
21, 2000;  $12,500 on October 20, 2000; $15,000 on December 18, 2000; and $7,500
on February 23, 2001. The principal loan balance at February 28, 2001 is $100,000, and accrues interest at 7.75%.

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

     In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $221,000 at February 28, 1999; approximately $249,000 at February 29, 2000 and approximately $326,000 at February 28, 2001. As at April 30, 2001, such indebtedness aggregated approximately $327,000. As at April 30, 2001 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $330,000. As at April 30, 2001, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,243,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,900,000.

     There are in fact presently no known events that can be considered certain to occur which would materially change favorably or unfavorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and absent continuation of the presently existing loans without call for full or substantially full repayment, or additional loans from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. (In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of this Report to which Item reference should be made.)

     The nature and extent of the Company's investments as at February 28, 2001 are more fully discussed in Item 1 of this Report and in Notes A and B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

     Messrs. Stephen E. and Richard D. Globus have advised the Board of Directors that they believe that the expenditure of time and money necessary to comply with all of the rules and regulations applicable to public companies in general, and Business Development Corporations in particular, are not justifiable by any benefits received by the Company or its stockholders, and that they believe that the liquidity position of the Company, discussed above, and its near term and readily foreseeable long term prospects, and the continued need for the members of the Globus family to lend operating funds to the Company have not been, and are not, conducive to the continuation of the Company as a publicly held company. The absence of any meaningful trading market in the Company's Common Stock was also a factor taken into consideration. They have proposed to the Board that the Company withdraw its election to be a Business Development Corporation and "go private." No particular plan to accomplish such proposal has as yet been decided upon, or presented to the Board, by the Messrs. Globus. It can be presumed that the Board of Directors will not take any definitive action on the proposal until it receives an opinion from an independent financial advisor as to whether, in its opinion, any particular plan that may be proposed is fair from a financial point of view to the public stockholders of the Company. It can also be presumed that final action on any proposed plan will be taken by the Board only after and upon receipt by it of a "fairness opinion" from such financial advisor that is satisfactory in all respects to the Board and upon a definitive and final determination by the Board itself as to fairness. Necessarily, no representation can be made that any plan will in fact be formulated and presented to the Board or that if so formulated and presented, it will be approved by the Board of Directors, or that any such type of plan will, in fact, be consummated.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  information  required  by Item 8  appears  at pages  F-1  through  F-9
(inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors                                           F-1
Balance Sheets as at February 28, 2001 and February 29, 2000             F-2
Statements of Operations
         For the Three Years Ended February 28, 2001                     F-3
Statement of Changes in Shareholders' Equity
         For the Three Years Ended February 28, 2001                     F-4
Statement of Cash Flows
         For the Three Years Ended February 28, 2001                     F-5
Notes to Financial Statements                                            F-6

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


We have audited the accompanying balance sheets of Globus Growth Group, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note B, the financial statements include securities valued at $1,262,000 at February 28, 2001 (89% of assets) and at $1,237,000 at
February 29, 2000 (64% of assets), whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.



Richard A. Eisner & Company, LLP

New York, New York
May 8, 2001

GLOBUS GROWTH GROUP, INC.


Balance Sheets (Note A)


                                                                                               February 28,      February 29,
                                                                                                   2001              2000
                                                                                              ---------------  ---------------
ASSETS
Cash                                                                                          $        21,000  $        58,000
Investments in securities, at fair value (cost of $1,653,000 in 2001 and
   $1,657,000 in 2000) (Notes A[2] and B)                                                           1,387,000        1,863,000
Other assets                                                                                           11,000           11,000
                                                                                              ---------------  ---------------

                                                                                              $     1,419,000  $     1,932,000
                                                                                              ===============  ===============

LIABILITIES
Accounts payable and accrued expenses, including salaries due to officer/
   shareholders of $1,227,000 in 2001 and $1,129,000 in 2000                                  $     1,282,000  $     1,178,000
Loans payable to officer/shareholders, including accrued interest of
   $197,000 in 2001 and $191,000 in 2000 (Note D)                                                     326,000          249,000
Loan payable to related party, including accrued interest of $142,000 in
   2001 and $132,000 in 2000 (Note D)                                                                 329,000          320,000
                                                                                              ---------------  ---------------

                                                                                                    1,937,000        1,747,000
                                                                                              ---------------  ---------------

SHAREHOLDERS' EQUITY (Note F)
Preferred stock - $.10 par value; authorized 450,000 shares; none issued Series
B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                                                    25,000           25,000
Additional paid-in capital                                                                          2,747,000        2,747,000
Accumulated deficit                                                                                (3,249,000)      (2,546,000)
Treasury stock, at cost - 151,743 shares                                                              (41,000)         (41,000)
                                                                                              ---------------  ---------------

                                                                                                     (518,000)         185,000
                                                                                              ---------------  ---------------

                                                                                              $     1,419,000  $     1,932,000
                                                                                              ===============  ===============

                                                                             F-2
See notes to financial statements

GLOBUS GROWTH GROUP, INC.


Statements of Operations (Note A)

                                                                                                   Year Ended
                                                                                 ---------------------------------------------
                                                                                 February 28,     February 29,     February 28,
                                                                                     2001             2000              1999
                                                                                 -----------      -----------      -----------
     Revenue:
        Realized gain on investments                                             $    56,000      $    52,000
        Change in unrealized gain (loss) on investments                             (472,000)         351,000      $  (578,000)
                                                                                 -----------      -----------      -----------

                                                                                    (416,000)         403,000         (578,000)

        Interest and dividend income                                                   1,000           11,000           12,000
        Consulting and other income (including approximately $30,000 in 2001, $42,000 in 2000 and $42,000 in 1999 from related
           parties)                                                                   32,000           54,000           67,000
                                                                                 -----------      -----------      -----------

                                                                                    (383,000)         468,000         (499,000)
                                                                                 -----------      -----------      -----------

     Expenses:
        General and administrative (Note H)                                          305,000          288,000          309,000
        Interest                                                                      15,000           20,000           19,000
        Write off of uncollectible note receivable and accrued
           interest (Note C)                                                                          114,000
                                                                                 -----------      -----------      -----------

                                                                                     320,000          422,000          328,000
                                                                                 -----------      -----------      -----------

     (Loss) income before income taxes                                              (703,000)          46,000         (827,000)
     Income tax benefit                                                                                                 13,000
                                                                                 -----------      -----------      -----------

     Net (loss) income                                                           $  (703,000)     $    46,000      $  (814,000)
                                                                                 ===========      ===========      ===========

     Net income (loss) per share - basic (Note G)                                $      (.30)     $       .02      $     (0.35)
                                                                                 ===========      ===========      ===========

     Weighted average number of common shares- basic                               2,347,257        2,347,257        2,347,257
                                                                                 ===========      ===========      ===========

                                                                             F-3
See notes to financial statements

GLOBUS GROWTH GROUP, INC.


Statements of Changes in Shareholders' Equity

                                               Common Stock                                               Treasury Stock
                                        -------------------------     Additional                     -------------------------
                                          Number of                     Paid-in       Accumulated     Number of
                                           Shares         Amount        Capital         Deficit         Shares         Cost
                                        ------------   ----------    ------------   ---------------  ----------     ----------
Balance - February 28, 1998                2,499,000   $   25,000    $  2,747,000    $   (1,778,000)    151,743     $   41,000
Net loss                                                                                   (814,000)
                                        ------------   ----------    ------------   ---------------  ----------     ----------

Balance - February 28, 1999                2,499,000       25,000       2,747,000        (2,592,000)    151,743         41,000
Net income                                                                                   46,000
                                        ------------   ----------    ------------   ---------------  ----------     ----------

Balance - February 29, 2000                2,499,000       25,000       2,747,000        (2,546,000)    151,743         41,000
Net loss                                                                                   (703,000)
                                        ------------   ----------    ------------   ---------------  ----------     ----------

Balance - February 28, 2001                2,499,000   $   25,000    $  2,747,000     $  (3,249,000)    151,743     $   41,000
                                        ============   ==========    ============   ===============  ==========     ==========


                                                                             F-4
See notes to financial statements

GLOBUS GROWTH GROUP, INC.


Statements of Cash Flows

                                                                                               Year Ended
                                                                          -------------------------------------------------
                                                                           February 29,      February 29,      February 28,
                                                                                2001              2000              1999
                                                                          -------------     -------------     -------------
Cash flows from operating activities:
   Net (loss) income                                                          $(703,000)     $     46,000         $(814,000)
   Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
        Realized gain on investments                                            (56,000)          (52,000)
        Unrealized (gain) loss on investments                                   472,000          (351,000)          578,000
        Write off of uncollectible promissory note receivable
           and accrued interest                                                                   110,000
        Changes in:
           Other assets                                                                            29,000           (33,000)
           Accounts payable, accrued expenses and
              accrued interest on loans                                         119,000           114,000            33,000
                                                                          -------------     -------------     -------------

              Net cash used in operating activities                            (168,000)         (104,000)         (236,000)
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
   Purchase of investments                                                      (25,000)         (200,000)         (112,000)
   Proceeds from sale of investments                                             85,000           154,000
   Loans receivable                                                                                                (105,000)
                                                                          -------------     -------------     -------------

              Net cash provided by (used in) investing activities                60,000           (46,000)         (217,000)
                                                                          -------------     -------------     -------------

Cash flows from financing activities:
   Repayments of loans to related party                                                           (45,000)          (45,000)
   Increase in loans payable to officer/shareholders                             75,000            25,000
   Repayment of loans payable to officer/shareholders                            (4,000)           (5,000)         (109,000)
                                                                          -------------     -------------     -------------

              Net cash provided by (used in) financing activities                71,000           (25,000)         (154,000)
                                                                          -------------     -------------     -------------

Net decrease in cash                                                            (37,000)         (175,000)         (607,000)
Cash - beginning of year                                                         58,000           233,000           840,000
                                                                          -------------     -------------     -------------

Cash - end of year                                                         $     21,000      $     58,000         $ 233,000
                                                                          =============     =============     =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Income taxes                                                                                                $  34,000
      Interest                                                                                                    $  40,000


                                                                             F-5
See notes to financial statements

GLOBUS GROWTH GROUP, INC.


Notes to Financial Statements
February 28, 2001 and February 29, 2000


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]  The Company:

     The Company's principal activity is investing in other companies. Effective May 27, 1988, the Company elected to be treated as a Business Development Company.

     The Company's principal assets are its investments, which unless sold, do not generate any cash flow. As a result, the Company has been dependent upon advances from its officer/shareholders in order to meet its obligations. The Company's ability to continue to meet its obligations is dependent upon a ready market for its investments or upon the continued financial support of the officer/shareholders including their willingness to refrain from demanding amounts due them, which such officer/shareholders have agreed to do through March 1, 2002.

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

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2001 and February 29, 2000


NOTE B - INVESTMENTS


                                                                 February 28,                              February 29,
                                                                     2001                                      2000
                                                      -----------------------------------   --------------------------------------
                                                      Number of      Fair                     Number of        Fair
                Security                                Shares       Value       Cost           Shares        Value         Cost
-------------------------------------------------     ---------   ----------   ----------   -----------   -----------   ----------
Common stock - 31.15% in 2001 and 50.1% in 2000:
   Catamount Brewing Co. (1)                            23,215                 $  176,000       23,215                  $  176,000
   Tumbleweed Communications Corp.                         204    $    1,000        7,000          775    $    25,000        7,000
   Valigen, N.V. *                                      85,404       444,000      444,000
   Kimeragen, Inc. Class A *                                                                   108,827        219,000      219,000
   Kimeragen, Inc. Class B *                                                                    35,000         75,000       75,000
   Repligen Corporation                                 30,718       124,000       58,000       46,218        601,000       87,000
   Carta Proteomics, Inc.                               33,333        13,000       13,000       33,333         13,000       13,000
                                                                  ----------   ----------                 -----------   ----------

      Total common stock                                             582,000      698,000                     933,000      577,000
                                                                  ----------   ----------                 -----------   ----------

Preferred stock 68.85% in 2001 and 49.9% in 2000:
   Catamount Brewing Co. Series A Pfd.                   4,286                    150,000        4,286                     150,000
   Genitope Corp. Series A Pfd.                        420,858       210,000      210,000      420,858        210,000      210,000
   Genitope Corp. Series B Pfd.                        332,992       420,000      420,000      332,992        420,000      420,000
   Kimeragen Inc. Series A Pfd. *                                                               60,000        150,000      150,000
   Carta Proteomics, Inc. Series A Pfd                 100,000       150,000      150,000      100,000        150,000      150,000
   Carta Proteomics, Inc. Series B Pfd                  10,000        25,000       25,000
                                                                  ----------   ----------                 -----------   ----------

      Total preferred stock                                          805,000      955,000                     930,000    1,080,000
                                                                  ----------   ----------                 -----------   ----------

Total investments                                                 $1,387,000   $1,653,000                 $ 1,863,000   $1,657,000
                                                                  ==========   ==========                 ===========   ==========

Restricted and not  readily  marketable  securities  were valued at a total fair value of $1,262,000 and $1,237,000 at February 28, 2001 and February 29, 2000, respectively, as determined by the Board of Directors. Such investments consisted of all securities except Tumbleweed Communications Corp. and Repligen Corporation for which values are based on quoted market values ($1,000 and $124,000, respectively, at February 28, 2001 and $25,000 and $601,000, respectively, as of February 29, 2000).

The Company  invests in biotechnology,  and computer technology. At February 28,
     2001 - 99.9%,  and 0.1%,  respectively.  At February 29, 2000 - 98.6%,  and
     1.4%, respectively. All investments are in U.S. companies and are non-income producing.


(1)  Represents in excess of 5% of outstanding voting securities of investee.

* In fiscal 2001, Valigen, N.V. merged with Kimeragen, Inc. and the Company's shares of Kimeragen, Inc. common and preferred stock has been exchanged for Valigen, N.V. common stock on the basis of .419 shares of Valigen, N.V. for 1 share of Kimeragen, Inc.

GLOBUS GROWTH GROUP, INC.


Notes to Financial Statements
February 28, 2001 and February 29, 2000


NOTE B - INVESTMENTS  (CONTINUED)

The unrealized appreciation and depreciation at the end of the Company's fiscal year end is as follows:

                                                February 28,      February 29,
                                                   2001               2000
                                                ----------        -----------
          Unrealized appreciation                  $66,000          $532,000
          Unrealized depreciation                 (332,000)         (326,000)
                                                ----------         ---------

          Net (depreciation) appreciation        $(266,000)         $206,000
                                                ==========         ========


NOTE C - PROMISSORY NOTE RECEIVABLE

During the year ended February 1999, the Company loaned $105,000 to Catamount Brewing Co. The loans were payable on demand and bore interest at 12% on $75,000 of principal and 8.5% on the balance. During fiscal 2000, management determined that the carrying value of the loans and related interest was impaired and wrote off the principal of $105,000 and accrued interest of $9,000. In addition, the Company wrote down its investment in Catamount Brewing Co. common and preferred stock to zero.


NOTE D - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5% - 7.75%.

The estimated fair value of these financial instruments approximates their carrying amount. However, due to the nature of the relationship of the parties, the amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.


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

At February 28, 2001, the Company had available NOL carryforwards for regular federal income tax purposes of approximately $413,000, which expire at various dates through 2021.

GLOBUS GROWTH GROUP, INC.


Notes to Financial Statements
February 28, 2001 and February 29, 2000


NOTE E - INCOME TAXES  (CONTINUED)

The components of the deferred income tax assets and liabilities were as follows as at:

                                                                       February 28,      February 29,     February 28,
                                                                           2001              2000             1999
                                                                    --------------     -------------     -------------
          Deferred tax assets (liabilities):
             NOLs and accrued expenses not deductible
                for income tax purposes                              $     964,000        $803,000          $  681,000
             Unrealized (gain) loss on investments                         122,000         (95,000)
                                                                    --------------     -------------     -------------

                                                                         1,086,000           708,000           681,000
          Less valuation allowance                                       1,086,000           708,000           681,000
                                                                    --------------     -------------     -------------

                                                                     $           0      $          0        $        0
                                                                    --------------     -------------     -------------

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                       February 28,      February 29,     February 28,
                                                                           2001              2000             1999
                                                                    --------------     -------------     -------------
          Tax (benefit) computed based on statutory
             federal tax rate                                         $  (239,000)        $  16,000         $(281,000)
          NOLs                                                             54,000            32,000            65,000
          Accrued expenses not deductible                                  52,000            56,000            18,000
          Unrealized (gains) loss on investments                          217,000          (109,000)          196,000
          State and local income tax, net of federal income
             tax effect                                                   (84,000)                             (8,000)
          Other                                                                               5,000            (3,000)
                                                                     -------------     -------------     -------------

                                                                      $          0        $       0         $ (13,000)
                                                                     =============     =============     =============

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


NOTE H - RELATED PARTY TRANSACTIONS

The Company paid approximately $21,000, $21,000 and $21,000 for rent to an affiliated company for each of the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

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

     STEPHEN E. GLOBUS, age 54, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Carta Proteomics, Inc. He is also a director of Nematron Corporation, a publicly held company, and Plasmaco, Inc., a wholly-owned subsidiary of Matsushita (Panasonic).

     RICHARD D. GLOBUS, age 54, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

     STANLEY WUNDERLICH, age 55, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

     RONALD J. FRANK, age 50, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

     JOSEPH  MANCUSO,  age 60,  holds  an  Electrical  Engineering  degree  from
Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso is a director of TEAM Mucho, Inc. and has been a director of the Company since his election as such on December 3, 1992.

     LISA VISLOCKY, age 43, is a Certified Public Accountant and holds an MBA in Federal Taxation from Fairleigh Dickinson University. She has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company,

Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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


Item 11. EXECUTIVE COMPENSATION

(a) (b)  Summary Compensation Table:

                                                                 Long Term Compensation
                                    Annual Compensation                   Awards              Payouts
(a)               (b)       (c)         (d)           (e)           (f)             (g)         (h)           (i)
                                                     Other      Restricted       Securities                  All
                                                     Annual       Stock          underlying                 other
Name and                                             Compen-     Award(s)         Options/      LTIP        Compen-
Principal      Year        Salary       Bonus        sation                        SAR's       Payouts      sation
Position       Ended        ($)          ($)           ($)         ($)              ($)          ($)         ($)
--------------------------------------------------------------------------------------------------------------------

Stephen E.
Globus,
CEO            2/28/01     50,000        --            --           --              --           --           --
               2/29/00     50,000        --            --           --              --           --           --
               2/28/99     50,000        --            --           --              --           --           --

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

(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.

(l)  Performance Graph -- Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 29, 2001, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.


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

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 29, 2001, (2,347,257).

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

                                                  GLOBUS GROWTH GROUP, INC.


                                                  By /s/ Stephen E. Globus
                                                     ---------------------------
                                                     Stephen E. Globus
                                                     Chairman of the Board

Dated:  New York, NY
        June 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

         Signature                  Title                              Date

/s/ Stephen E. Globus
----------------------------    Chairman of the Board,
Stephen E. Globus               (Principal Executive Officer)     June 12, 2001

/s/ Richard D. Globus
----------------------------    President, Director
Richard D. Globus                                                 June 12, 2001

/s/ Lisa Vislocky
---------------------------     Vice President
Lisa Vislocky                                                     June 12, 2001

/s/ Stanley Wunderlich
---------------------------     Director
Stanley Wunderlich                                                June 12, 2001

/s/ Ronald J. Frank
---------------------------     Director
Ronald J. Frank                                                   June 12, 2001

/s/ Joseph Mancuso
---------------------------     Director
Joseph Mancuso                                                    June 12, 2001