Form 10-Q
period 2001-05-31
GLOBUS GROWTH GROUP INC
filed 2001-07-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED May 31, 2001

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                     May 31,        February 28,
                                                                      2001              2001
                                                                   -----------      ------------
ASSETS                                                             (Unaudited)      (See Note 1)

Cash                                                                   $25,000          $21,000
Investments in Securities (Note 3)                                  $1,345,000       $1,387,000
Other Assets                                                            $7,000          $11,000
                                                                   -----------      -----------
TOTAL                                                               $1,377,000       $1,419,000
                                                                   -----------      -----------


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                             $1,299,000       $1,282,000
  Loans payable to officers/shareholders                              $359,000         $326,000
  Demand loan payable to related party                                $331,000         $329,000
                                                                   -----------      -----------
Total Liabilities                                                   $1,989,000       $1,937,000
                                                                   -----------      -----------


Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10  par  value
     Authorized  - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 5/31/01                        $25,000          $25,000
Additional paid in capital                                          $2,747,000       $2,747,000
Treasury Stock, 151,743 shares at 5/31/01                             ($41,000)        ($41,000)
Accumulated deficit                                                ($3,343,000)     ($3,249,000)
                                                                   -----------      -----------
Total stockholders' deficiency                                       ($612,000)       ($518,000)
                                                                   -----------      -----------
TOTAL                                                               $1,377,000       $1,419,000
                                                                   -----------      -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS
      (Unaudited)

                                                           Three Months
                                                           Ended May 31,
                                                        2001            2000
                                                    -----------     -----------

Gain (loss) on investments:
   Realized                                              $2,000              $0
   Unrealized                                          ($34,000)      ($410,000)
                                                    -----------     -----------
Total                                                  ($32,000)      ($410,000)
Dividend Income                                              $0          $1,000
Consulting and other income - related party             $15,000          $6,000
                                                    -----------     -----------
TOTAL                                                  ($17,000)      ($403,000)

Expenses:
   General and administrative                           $72,000         $67,000
   Interest                                              $5,000          $3,000
                                                    -----------     -----------
TOTAL                                                   $77,000         $70,000

Loss from operations before taxes                      ($94,000)      ($473,000)
Benefit/(Provision) for taxes                                $0              $0
                                                    -----------     -----------
Net Loss                                               ($94,000)      ($473,000)
                                                    -----------     -----------


Net Loss per share of common stock -
   Basic (Note 2)                                        ($0.04)         ($0.20)
Weighted Average Number of shares of
    Stock Outstanding - Basic (Note 2)                2,347,257       2,347,257
                                                    -----------     -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
      (Unaudited)


                                                                            Three Months
                                                                            Ended May 31,
                                                                         2001           2000
                                                                       --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                        ($94,000)      ($473,000)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Realized (gain) on investments                              ($2,000)             $0
            Unrealized loss on investments                              $34,000        $410,000
            Increase in accounts payable, accrued expenses and
                accrued interest on loans                               $23,000         $19,000
            Decrease in prepaid assets                                   $4,000          $1,000
                                                                       --------       ---------

            Net cash used in operating activities                      ($35,000)       ($43,000)
                                                                       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                                 $9,000              $0
                                                                       --------       ---------

            Net cash provided by investing activities                    $9,000              $0
                                                                       --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loans payable to officers/shareholders                   $0         ($4,000)
       Increase in loans payable to officers/shareholders               $30,000              $0
                                                                       --------       ---------

            Net cash provided by (used in) financing activities         $30,000         ($4,000)
                                                                       --------       ---------

Net increase (decrease) in cash                                          $4,000        ($47,000)

Cash - beginning of period                                              $21,000         $58,000

Cash - end of period                                                    $25,000         $11,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest                                                         $0              $0
            Income Taxes                                                     $0              $0


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.  Notes to Condensed Financial Statements  May 31, 2001
                                        (Unaudited)


     Note 1 - Basis of Condensed Information

          In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 2001, the results of operations for the three months ended May 31, 2001 and 2000, and statements of cash flows for the three months ended May 31, 2001 and 2000.

          The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

          Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 28, 2001.

          The balance sheet at February 28, 2001 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.


     Note 2 - Earnings Per Share

          Per share data are based on the weighted average number of common shares outstanding during the period.


     Note 3 - Investments

          As of February 28, 2001 and May 31, 2001, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

          (Continued on next page)

                                                        May 31,                                  February 28,
                                                         2001                                       2001
                                                         ----                                       ----

                                             No.                                       No.
                                           Shares        Value           Cost        Shares         Value           Cost
                                           ------        -----           ----        ------         -----           ----
Common Stock
Carta Proteomics, Inc.                     33,333        $13,000        $13,000       33,333        $13,000        $13,000
Catamount Brewing Co.                      23,215                      $176,000       23,215                      $176,000
Repligen Corporation                       26,718        $82,000        $50,000       30,718       $124,000        $58,000
Tumbleweed Communications Corp.               204         $1,000         $7,000          204         $1,000         $7,000
ValiGen, N. V                              85,403       $444,000       $444,000       85,403       $444,000       $444,000
                                                      ----------     ----------                  ----------     ----------

Total Common Stock                                      $540,000       $690,000                    $582,000       $698,000
                                                      ----------     ----------                  ----------     ----------

Preferred Stock
Carta Proteomics, Inc. Series A Pfd       100,000       $150,000       $150,000      100,000       $150,000       $150,000
Carta Proteomics, Inc. Series B Pfd        10,000        $25,000        $25,000       10,000        $25,000        $25,000
Catamount Brewing Co. Pfd                   4,286                      $150,000        4,286                      $150,000
Genitope Corp. Series A Pfd               420,858       $210,000       $210,000      420,858       $210,000       $210,000
Genitope Corp. Series B Pfd               332,992       $420,000       $420,000      332,992       $420,000       $420,000
                                                      ----------     ----------                  ----------     ----------

Total Preferred Stock                                   $805,000       $955,000                    $805,000       $955,000
                                                      ----------     ----------                  ----------     ----------

Total Investments - Fair  value                       $1,345,000     $1,645,000                  $1,387,000     $1,653,000
                                                      ----------     ----------                  ----------     ----------

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

     At May 31, 2001, the Company had total assets of $1,377,000 compared to total assets of $1,419,000 at February 28, 2001. Included in total assets were investments of $1,345,000 at May 31, 2001 and $1,387,000 at February 28, 2001.
Shareholders deficiency was ($612,000) at May 31, 2001 and ($518,000) at February 28, 2001. Loss on investments amounted to ($32,000) for the three month period ended May 31, 2001, compared to a loss of ($410,000) for the three month period ended May 31, 2000. Included in such losses were realized gain of $2,000 and unrealized loss of ($34,000) for the three month period ended May 31, 2001 compared to no realized gain or loss and ($410,000) of unrealized loss for the three month period ended May 31, 2000. The unrealized loss of $410,000 was principally due to the decline in market value of the common stock owned in Repligen Corporation. Operating expenses, including interest charges, amounted to $77,000 for the 2001 three month period and $70,000 for the 2000 three month period. Income (loss) from operations, both before and after provision for taxes, was ($94,000) for the three month period ended May 31, 2001 compared to ($473,000) for the three month period ended May 31, 2000. Net earnings (loss) per share was ($0.04) for the 2001 three month period compared to ($0.20) for the comparable 2000 period. The weighted average number of shares of Common Stock outstanding at May 31, 2001 and May 31, 2000 is 2,347,257.


Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $214,000 at May 31, 2001, no change from February 28, 2001. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $143,000 at May 31, 2001, an increase of $32,000 from $111,000 at February 28, 2001. This increase was due to an increase in principal of $30,000, and an increase in accrued interest of approximately $2,000. As at May 31, 2001, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $331,000, including accrued interest. As at May 31, 2001, unpaid salary owing to Mr. Stephen E. Globus was $641,000, and unpaid salary owing to Mr. Richard D. Globus was $610,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,940,000.


     There are in fact presently no known events that can be considered certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 2001 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.



PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 11, 2001

                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                           /s/ Stephen E. Globus

                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)


                                                           /s/  Lisa M. Vislocky

                                                                LISA M. VISLOCKY
                                                                 Vice President,
                                                         Chief Financial Officer