Form 10-Q
period 2001-08-31
GLOBUS GROWTH GROUP INC
filed 2001-10-16
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED August 31, 2001

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS


                                                                    August 31,       February 28,
                                                                       2001              2001
                                                                    -----------      ------------
ASSETS                                                              (Unaudited)      (See Note 1)

Cash                                                                         $0           $21,000
Investments in Securities (Note 3)                                   $1,305,000        $1,387,000
Other Assets                                                            $16,000           $11,000
                                                                    -----------       -----------
TOTAL                                                                $1,321,000        $1,419,000
                                                                    -----------       -----------


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable and accrued expenses                              $1,323,000        $1,282,000
  Loans payable to officers/shareholders                               $378,000          $326,000
  Demand loan payable to related party                                 $334,000          $329,000
                                                                    -----------       -----------
Total Liabilities                                                    $2,035,000        $1,937,000
                                                                    -----------       -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B  convertible  preferred  stock - $.10  par  value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares at 8/31/01                         $25,000           $25,000
Additional paid in capital                                           $2,747,000        $2,747,000
Treasury Stock, 151,743 shares at 8/31/01                              ($41,000)         ($41,000)
Accumulated deficit                                                 ($3,445,000)      ($3,249,000)
                                                                    -----------       -----------
Total stockholders' deficiency                                        ($714,000)        ($518,000)
                                                                    -----------       -----------
TOTAL                                                                $1,321,000        $1,419,000
                                                                    -----------       -----------


     (See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
      (Unaudited)


                                                         Three Months                    Six Months
                                                        Ended August 31,              Ended August 31,
                                                      2001           2000           2001            2000
                                                  -----------     ----------    -----------     -----------

Gain (loss) on investments:
   Realized                                           $11,000        $20,000        $13,000         $20,000
   Unrealized                                        ($33,000)      $124,000       ($67,000)      ($286,000)
                                                  -----------     ----------    -----------     -----------
Total                                                ($22,000)      $144,000       ($54,000)      ($266,000)
Dividend Income                                            $0             $0             $0          $1,000
Interest Income                                            $0             $0             $0              $0
Consulting and other income                           $11,000         $3,000        $26,000          $9,000
                                                  -----------     ----------    -----------     -----------
TOTAL                                                ($11,000)      $147,000       ($28,000)      ($256,000)

Expenses:
   General and administrative                         $86,000        $69,000       $158,000        $136,000
   Interest                                            $5,000         $4,000        $10,000          $7,000
                                                  -----------     ----------    -----------     -----------
TOTAL                                                 $91,000        $73,000       $168,000        $143,000

Income (loss) from operations before taxes          ($102,000)       $74,000      ($196,000)      ($399,000)
(Benefit)/Provision for taxes                              $0             $0             $0              $0
                                                  -----------     ----------    -----------     -----------
Net Income (Loss)                                   ($102,000)       $74,000      ($196,000)      ($399,000)
                                                  -----------     ----------    -----------     -----------


Net Income (Loss) per share of common
    stock - basic and diluted                          ($0.04)         $0.03         ($0.08)         ($0.17)
Weighted Average Number of shares of
    Stock Outstanding - basic and diluted           2,347,257      2,347,257      2,347,257       2,347,257
                                                  -----------     ----------    -----------     -----------


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
     (Unaudited)


                                                                        Six Months
                                                                     Ended August 31,
                                                                    2001            2000
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     ($196,000)     ($399,000)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Realized (gain) on investments                           ($13,000)      ($20,000)
         Unrealized loss on investments                            $67,000       $286,000
         Increase in accounts payable, accrued expenses and
             accrued interest on loans                             $52,000        $42,000
         (Increase) decrease in prepaid assets                     ($6,000)       ($3,000)
                                                                 ---------      ---------

         Net cash used in operating activities                    ($96,000)      ($94,000)
         --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                             $0       ($25,000)
    Proceeds from sale of investments                              $28,000        $29,000
                                                                 ---------      ---------

         Net cash provided by investing activities                 $28,000         $4,000
         --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of loans payable to officers/shareholders                 $0        ($5,000)
    Increase in loans payable to officers/shareholders             $47,000        $40,000
                                                                 ---------      ---------

         Net cash provided by financing activities                 $47,000        $35,000
         --------------------------------------------------------------------------------

Net increase (decrease) in cash                                   ($21,000)      ($55,000)

Cash - beginning of period                                         $21,000        $58,000

Cash - end of period                                                    $0         $3,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                       $0             $0
         Income Taxes                                                   $0             $0


(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.         Notes to Condensed             August 31, 2001
                           Financial Statements (Unaudited)


Note 1 - Basis of Condensed Information

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 2001, the results of operations for the three and six months ended August 31, 2001 and 2000, and statements of cash flows for the six months ended August 31, 2001 and 2000.

     The results of operations for the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


Note 3 - Investments

     As of February 28, 2001 and August 31, 2001, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

     (Continued on next page)

                                                    August 31,                           February 28,
                                                       2001                                  2001
                                                       ----                                  ----

                                            No.                                   No.
                                          Shares      Value         Cost        Shares       Value         Cost
                                          ------      -----         ----        ------       -----         ----
Common Stock
Carta Proteomics, Inc.                    33,333      $13,000      $13,000       33,333      $13,000      $13,000
Catamount Brewing Co.                     23,215                  $176,000       23,215                  $176,000
Repligen Corporation                      18,968      $42,000      $43,000       30,718     $124,000      $58,000
Tumbleweed Communications Corp.              204       $1,000       $7,000          204       $1,000       $7,000
ValiGen, N. V                             85,403     $444,000     $444,000       85,403     $444,000     $444,000
                                                   ----------   ----------                ----------   ----------

Total Common Stock                                   $500,000     $683,000                  $582,000     $698,000
                                                   ----------   ----------                ----------   ----------

Preferred Stock
Carta Proteomics, Inc. Series A Pfd      100,000     $150,000     $150,000      100,000     $150,000     $150,000
Carta Proteomics, Inc. Series B Pfd       10,000      $25,000      $25,000       10,000      $25,000      $25,000
Catamount Brewing Co. Pfd                  4,286                  $150,000        4,286                  $150,000
Genitope Corp. Series A Pfd              420,858     $210,000     $210,000      420,858     $210,000     $210,000
Genitope Corp. Series B Pfd              332,992     $420,000     $420,000      332,992     $420,000     $420,000
                                                   ----------   ----------                ----------   ----------

Total Preferred Stock                                $805,000     $955,000                  $805,000     $955,000
                                                   ----------   ----------                ----------   ----------

Total Investments - Fair  value                    $1,305,000   $1,638,000                $1,387,000   $1,653,000
                                                   ----------   ----------                ----------   ----------

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

     At August 31, 2001, the Company had total assets of $1,321,000 compared to total assets of $1,419,000 at February 28, 2001. Included in total assets were investments of $1,305,000 at August 31, 2001 and $1,387,000 at February 28, 2001. Shareholders deficiency was ($714,000) at August 31, 2001 and ($518,000) at February 28, 2001. Loss on investments amounted to ($54,000) for the six month period ended August 31, 2001, compared to a loss of ($266,000) for the six month period ended August 31, 2000. Included in such losses were realized gain of $13,000 and unrealized loss of ($67,000) for the six month period ended August 31, 2001 compared to realized gain of $20,000 and unrealized loss of ($286,000) for the six month period ended August 31, 2000. Loss on investments amounted to ($22,000) for the three month period ended August 31, 2001, compared to a gain of $144,000 for the three month period ended August 31, 2000. Included in such gains and losses were realized gain of $11,000 and unrealized loss of ($33,000) for the three month period ended August 31, 2001 compared to realized gain of $20,000 and unrealized gain of $124,000 for the three month period ended August 31, 2000. The unrealized loss of ($67,000) in the 2001 six month period and the unrealized loss of ($286,000) in the 2000 six month period was principally due to the decline in market value of the common stock owned in Repligen Corporation. Operating expenses, including interest charges, amounted to $168,000 for the 2001 six month period and $143,000 for the 2000 six month period. Operating expenses, including interest charges, amounted to $91,000 for the three months ended August 31, 2001 and $73,000 for the three months ended August 31, 2000. Loss from operations, both before and after provision for taxes, was ($196,000) for the six month period ended August 31, 2001 compared to ($399,000) for the six month period ended August 31, 2000. Loss from operations, both before and after provision for taxes, was ($102,000) for the three month period ended August 31, 2001 compared to gain of $74,000 for the three month period ended August 31, 2000. Net (loss) per share was ($0.08) for the 2001 six month period compared to ($0.17) for the comparable 2000 six month period. Net
(loss) per share was ($0.04) for the three months ended August 31, 2001 compared to net gain per share of $0.03 for the three months ended August 31, 2000. The weighted average number of shares of Common Stock outstanding at August 31, 2001 and August 31, 2000 is 2,347,257.

     In the six months ended August 31, 2001, 11,750 shares of Repligen Corporation have been sold for total sales proceeds of approximately $28,000, with 7,750 shares being sold in the three months ended August 31, 2001 for total sales proceeds of approximately $18,000. The fair market value of the common stock of Repligen Corporation has declined from approximately $4 per share at February 28, 2001 to approximately $2 per share at August 31, 2001. There have been no changes in the valuation of the privately held portfolio companies.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $215,000 at August 31, 2001, an increase of $1,000 from February 28, 2001. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $162,000 at August 31, 2001, an increase of $51,000 from $111,000 at February 28, 2001. This increase was due to an increase in principal of $47,000, and an increase in accrued interest of approximately $4,000. As at August 31, 2001, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $334,000, including accrued interest. As at August 31, 2001, unpaid salary owing to Mr. Stephen E. Globus was $654,000, and unpaid salary owing to Mr. Richard D. Globus was $623,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $1,988,000.


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

     In  September,  2001,  the  Company  filed a  Schedule  13E-3  as well as a
Schedule 14A with the Securities and Exchange Commission. The transaction described involves a 1:500,000 reverse split of our common stock with fractional shares being exchanged for scrip certificates, and the proxy statement in
Schedule 14A is notice of the Special Meeting of Stockholders scheduled to be held on October 26, 2001 to approve the various transactions. For particular details of the transaction, please refer to the proxy statement and related exhibits.

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

Date: October 15, 2001

                                          GLOBUS GROWTH GROUP, INC. (Registrant)


                                                           /s/ Richard D. Globus

                                                               RICHARD D. GLOBUS
                                                             President, Director


                                                               /s/ Lisa Vislocky

                                                                   LISA VISLOCKY
                                         Vice President, Chief Financial Officer