Form 10-Q
period 2001-11-30
GLOBUS GROWTH GROUP INC
filed 2002-01-24
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2001

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                                 November 30,    February 28,
                                                                                     2001            2001
                                                                                  ----------     ----------

ASSETS                                                                           (Unaudited)    (See Note 1)
     Cash                                                                                 $0        $21,000
     Investments in Securities (Note 3)                                           $1,279,000     $1,387,000
     Other Assets                                                                    $14,000        $11,000
                                                                                  ----------     ----------
     TOTAL                                                                        $1,293,000     $1,419,000
                                                                                  ----------     ----------




     LIABILITIES AND STOCKHOLDERS'  EQUITY

     Liabilities
       Accounts payable and accrued expenses                                      $1,352,000     $1,282,000
       Loans payable to officers/shareholders                                       $396,000       $326,000
       Demand loan payable to related party                                         $336,000       $329,000
                                                                                  ----------     ----------
     Total Liabilities                                                            $2,084,000     $1,937,000
                                                                                  ----------     ----------


     Stockholders' equity (Note 2)
     Preferred stock - $.10 par value, Authorized - 450,000 shares
          None Issued
     Series B convertible preferred stock - $.10 par value
          Authorized - 50,000 shares, None issued
     Common stock - $.01 par value, Authorized - 4,500,000
          shares, Issued 2,499,000 shares at 11/30/01                                $25,000        $25,000
     Additional paid in capital                                                   $2,747,000     $2,747,000
     Treasury Stock, 151,743 shares at 11/30/01                                     ($41,000)      ($41,000)
     Accumulated deficit                                                         ($3,522,000)   ($3,249,000)
                                                                                  ----------     ----------
     Total stockholders' deficiency                                                ($791,000)     ($518,000)
                                                                                  ----------     ----------
     TOTAL                                                                        $1,293,000     $1,419,000
                                                                                  ----------     ----------




     (See Accompanying Notes to Financial Statements)


GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS

     (Unaudited)


                                                                             Three Months                Nine Months
                                                                          Ended November 30,          Ended November 30,
                                                                         2001            2000          2001         2000
                                                                       ---------      ---------      ---------    ---------
     Gain (loss) on investments:
        Realized                                                         $1,000        $17,000        $14,000      $37,000
        Unrealized                                                       $4,000      ($165,000)      ($63,000)   ($451,000)
                                                                       ---------      ---------      ---------    ---------
     Total                                                               $5,000      ($148,000)      ($49,000)   ($414,000)
     Dividend Income                                                         $0             $0             $0       $1,000
     Interest Income                                                         $0                            $0
     Consulting and other income                                             $0        $10,000        $26,000      $19,000
                                                                       ---------      ---------      ---------    ---------
     TOTAL                                                               $5,000      ($138,000)      ($23,000)   ($394,000)

     Expenses:
        General and administrative                                      $72,000        $73,000       $230,000     $209,000
        Interest                                                         $6,000         $4,000        $16,000      $11,000
                                                                       ---------      ---------      ---------    ---------
     TOTAL                                                              $78,000        $77,000       $246,000     $220,000

     Income (loss) from operations before taxes                        ($73,000)     ($215,000)     ($269,000)   ($614,000)
     (Benefit)/Provision for taxes                                           $0             $0             $0           $0
                                                                       ---------      ---------      ---------    ---------
     Net Income (Loss)                                                 ($73,000)     ($215,000)     ($269,000)   ($614,000)
                                                                       ---------      ---------      ---------    ---------


     Net Income (Loss) per share of common
         stock - basic and diluted                                       ($0.03)        ($0.09)        ($0.11)      ($0.26)
     Weighted Average Number of shares of
         Stock Outstanding - basic and diluted                        2,347,257      2,347,257      2,347,257    2,347,257
                                                                      ---------      ---------      ---------    ---------

     (See Accompanying Notes to Financial Statements)


GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
            (Unaudited)

                                                                                                              Nine Months
                                                                                                          Ended November 30,
                                                                                                       2001                   2000
                                                                                                    -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                                     ($269,000)           ($614,000)
        Adjustments to reconcile net loss to net cash used in
                operating activities:
                Realized (gain) on investments                                                        ($14,000)            ($37,000)
                Unrealized loss on investments                                                         $63,000             $451,000
                Increase in accounts payable, accrued expenses and
                    accrued interest on loans                                                          $82,000              $70,000
                (Increase) decrease in prepaid assets                                                  ($4,000)             ($2,000)
                                                                                                     ----------           ----------
                Net cash used in operating activities                                                ($142,000)           ($132,000)
                --------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of investments                                                                             $0             ($25,000)
        Proceeds from sale of investments                                                              $59,000              $53,000
                                                                                                     ----------           ----------
                Net cash provided by investing activities                                              $59,000              $28,000
                --------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of loans payable to officers/shareholders                                                 $0              ($5,000)
        Increase in loans payable to officers/shareholders                                             $62,000              $53,000
                                                                                                     ----------           ----------
                Net cash provided by financing activities                                              $62,000              $48,000
                --------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                       ($21,000)            ($56,000)

Cash - beginning of period                                                                             $21,000              $58,000

Cash - end of period                                                                                        $0               $2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
                Interest                                                                                    $0                   $0
                Income Taxes                                                                                $0                   $0

(See Accompanying Notes to Financial Statements)


GLOBUS GROWTH GROUP, INC.  Notes to Condensed Financial Statements  November 30,
                                                                           2001

                                   (Unaudited)


     Note 1 -  Basis of Condensed Information

               In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 2001, the results of operations for the three and nine months ended November 30, 2001 and 2000, and statements of cash flows for the nine months ended November 30, 2001 and 2000.

               The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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



     Note 3 -  Investments

               As of February 28, 2001 and November 30, 2001, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

                     (Continued on next page)

GLOBUS GROWTH GROUP, INC.  Notes to Condensed Financial Statements  November 30,
                                                                           2001

                                   (Unaudited)

Note 3 - (Continued)


                                                        November 30,                            February 28,
                                                            2001                                    2001
                                                            ----                                    ----

                                                No.                                     No.
                                              Shares       Value         Cost         Shares    Value       Cost
                                              ------       -----         ----         ------    -----       ----
     Common Stock
     Carta Proteomics, Inc.                    33,333      $13,000      $13,000       33,333    $13,000    $13,000
     Catamount Brewing Co.                     23,215                  $176,000       23,215              $176,000
     Repligen Corporation                       6,968      $17,000      $13,000       30,718   $124,000    $58,000
     Tumbleweed Communications Corp.              204       $1,000       $7,000          204     $1,000     $7,000
     ValiGen, N. V                             85,403     $444,000     $444,000       85,403   $444,000   $444,000
                                                        ----------   ----------              ---------- ----------

     Total Common Stock                                   $475,000     $653,000                $582,000   $698,000
                                                        ----------   ----------              ---------- ----------
     Preferred Stock
     Carta Proteomics, Inc. Series A Pfd      100,000     $150,000     $150,000      100,000   $150,000   $150,000
     Carta Proteomics, Inc. Series B Pfd       10,000      $25,000      $25,000       10,000    $25,000    $25,000
     Catamount Brewing Co. Pfd                  4,286                  $150,000        4,286              $150,000
     Genitope Corp. Series A Pfd              420,858     $210,000     $210,000      420,858   $210,000   $210,000
     Genitope Corp. Series B Pfd              332,992     $420,000     $420,000      332,992   $420,000   $420,000
                                                        ----------   ----------              ---------- ----------

     Total Preferred Stock                                $805,000     $955,000                $805,000   $955,000
                                                        ----------   ----------              ---------- ----------
     Total Investments - Fair  value                    $1,280,000   $1,608,000              $1,387,000 $1,653,000
                                                        ----------   ----------              ---------- ----------


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

     At November 30, 2001, the Company had total assets of $1,293,000 compared to total assets of $1,419,000 at February 28, 2001. Included in total assets were investments of $1,279,000 at November 30, 2001 and $1,387,000 at February 28, 2001. Shareholders deficiency was ($791,000) at November 30, 2001 and ($518,000) at February 28, 2001. Loss on investments amounted to ($49,000) for the nine month period ended November 30, 2001, compared to a loss of ($414,000) for the nine month period ended November 30, 2000. Included in such losses were realized gain of $14,000 and unrealized loss of ($63,000) for the nine month period ended November 30, 2001 compared to realized gain of $37,000 and unrealized loss of ($451,000) for the nine month period ended November 30, 2000. Total gain on investments for the three month period ended November 30, 2001 amounted to $5,000, compared to a loss of ($148,000) for the three month period ended November 30, 2000. Included in such gains and losses were realized gain of $1,000 and unrealized gain of $4,000 for the three month period ended November 30, 2001 compared to realized gain of $17,000 and unrealized loss of ($165,000) for the three month period ended November 30, 2000. The unrealized loss of ($63,000) in the 2001 nine month period and the unrealized loss of ($451,000) in the 2000 nine month period was principally due to the decline in market value of the common stock owned in Repligen Corporation. Operating expenses, including interest charges, amounted to $246,000 for the 2001 nine month period and $220,000 for the 2000 nine month period. Operating expenses, including interest charges, amounted to $78,000 for the three months ended November 30, 2001 and $77,000 for the three months ended November 30, 2000. Loss from operations, both before and after provision for taxes, was ($269,000) for the nine month period ended November 30, 2001 compared to ($614,000) for the nine month period ended November 30, 2000. Loss from operations, both before and after provision for taxes, was ($73,000) for the three month period ended November 30, 2001 compared to loss of ($215,000) for the three month period ended November 30, 2000. Net
(loss) per share was ($0.11) for the 2001 nine month period compared to ($0.26) for the comparable 2000 nine month period. Net (loss) per share was ($0.03) for the three months ended November 30, 2001 compared to net loss per share of ($0.09) for the three months ended November 30, 2000. The weighted average number of shares of Common Stock outstanding at November 30, 2001 and November 30, 2000 is 2,347,257.

     In the nine months ended November 30, 2001, 23,750 shares of Repligen Corporation have been sold for total sales proceeds of approximately $59,000, including 12,000 shares being sold in the three months ended November 30, 2001 for total sales proceeds of approximately $31,000. These proceeds were used to pay operating expenses. The fair market value of the common stock of Repligen Corporation has declined from approximately $4 per share at February 28, 2001 to approximately $2 per share at November 30, 2001.

     As of February 28, 2001 and November 30, 2001, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them. There have been no changes in the valuation of the privately held portfolio companies.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

     The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $215,000 at November 30, 2001, an increase of $1,000 from February 28, 2001. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $180,000 at November 30, 2001, an increase of $69,000 from $111,000 at February 28, 2001. This increase was due to an increase in principal of $62,000, and an increase in accrued interest of approximately $8,000. As at November 30, 2001, loans payable to another member of the Globus family, to wit:
Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $336,000, including accrued interest. As at November 30, 2001, unpaid salary owing to Mr. Stephen E. Globus was $666,000, and unpaid salary owing to Mr. Richard D. Globus was $635,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,032,000.

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

     With respect to its future operations, the Company has been examining various alternatives relating to reducing its operating expenditures. The Company's principal operating expenditures are related to its public reporting requirements. Previously, during calendar 2001, the Company had filed materials with the United States Securities and Exchange Commission relating to a proposed stock split transaction. The Company is proposing, as of this date, to withdraw such filing, and will be pursuing other alternatives with the SEC in an effort to reduce its expenditures and, ultimately, to wind up its business.



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


Date: January 17, 2002



                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)




                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)




                                                                   LISA VISLOCKY
                                         Vice President, Chief Financial Officer