Form 10-K
period 2002-02-28
GLOBUS GROWTH GROUP INC
filed 2002-06-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The number of shares of the Registrant's Common Stock outstanding as at May 1, 2002 was 2,347,257 (excluding 151,743 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates and 506,465 are held by non-affiliates. It is not possible to calculate the aggregate market value of the shares held by non-affiliates as there is no public trading market for the Common Stock of the Registrant. See also Item 5 of this Report.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 23 Pages

                                     PART I

Item 1. BUSINESS

General Background

      The Company, a New York corporation, was organized on August 6, 1976 underx the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which is its present name.

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

Investment Portfolio

      As at February 28, 2002, the Company held investments in the following investee companies: (investments listed include only those the value of which have not been written down to zero).

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

      The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 2002, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 2001 are also set forth. Investments listed in the table include only those the value of which, as at February 28, 2002, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)


                                                                       Basis
                                          2/28/02         2/28/01      Employed
                                          -------         -------      --------
Tumbleweed Communicatons Inc.             $1,000(1)      $1,000(1)    Market
ValiGen, N.V                             $50,000(2)    $444,000(2)    Fair Value
Repligen Corp.                            $1,000(3)    $124,000(3)    Market
Genitope Corp.                        $1,508,000(4)    $630,000(4)    Fair Value
Carta Proteomics, Inc.                  $188,000(5)    $188,000(5)    Fair Value
                                                       --------       ----------
                                                      $1,748,000      $1,387,000
                                                      ----------      ----------

Notes to Table:

(1) Represents equity investment - 204 shares of Tumbleweed Communications owned at 2/28/02 and 2/28/01. On October 2, 2000, the Company surrendered 775 shares of Interface for 204 shares of Tumbleweed Communications Corp.

(2) Represents equity investment - 85,404 common shares owned at 2/28/02 and 2/28/01.

(3) Represents equity investment - 468 shares of common stock owned at 2/28/02 and 30,718 shares of common stock owned at 2/28/01. (30,250 shares were sold during the past fiscal year. Sales proceeds totaled $75,031.)

(4) Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at each date.

(5) Represents equity investment - 33,333 shares of Common Stock, 100,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock owned at each date.

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

      (b) Holders. The number of holders of record of the Common Stock of the Company as of February 28, 2002, was approximately 216.

      (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.

Item 6.  SELECTED FINANCIAL DATA

      The following selected financial information was abstracted from the financial statements of the Company appearing elsewhere herein and reference should be made to such statements for more details: (All figures are in dollars and are rounded)

                                                       Year Ended
                              2/28/02       2/28/01      2/29/00      2/28/99       2/28/98
                             ---------     ---------    ---------    ---------     ---------
Statement of Operations:
Gain (loss)
  on investments              436,000      (416,000)     403,000     (578,000)     (270,000)
Interest and Dividend
 Income                           -0-         1,000       11,000       12,000        14,000
Consulting and other
  income                       41,000        32,000       54,000       67,000        77,000
Earnings (loss)               104,000      (703,000)      46,000     (814,000)     (518,000)
Per share:
Earnings (loss)                  0.04         (0.30)        0.02        (0.35)        (0.22)
Cash dividends                    -0-           -0-          -0-          -0-           -0-
Balance sheet:
Total assets                1,761,000     1,419,000    1,932,000    1,795,000     2,730,000
Shareholders' equity
  (capital deficiency)       (414,000)     (518,000)     185,000      139,000       953,000

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

      At February 28, 2002, the Company had total assets of $1,761,000, compared to $1,419,000 as at February 28, 2001 and $1,932,000 as at February 29, 2000.
Included in total assets at such dates were investments of $1,748,000 (2002), $1,387,000 (2001) and $1,863,000 (2000). Shareholders' equity (deficiency) at such dates was ($414,000) (2002), $(518,000) (2001) and $185,000 (2000). Gain
(loss) on investments for such periods amounted to $436,000 (2002), $(416,000)
(2001) and $403,000 (2000). Included in such gains (losses) were $18,000 of realized gain on investments and $418,000 of change in unrealized gain (loss) on investments for 2002; $56,000 of realized gain on investments and ($472,000) of change in unrealized gain (loss) on investments for 2001; and $52,000 of realized gain on investments and $351,000 of change in unrealized gain (loss) on investments for 2000. The Company sold 30,250 shares of Repligen Corporation in fiscal 2002 with sales proceeds of approximately $75,000 used to pay operating expenses. The Board of Directors decided to write down the value of the ValiGen stock due to the uncertain future of the company with the closing of their American facilities. Another investment, Genitope Corporation, recently completed a private placement and due to this strong showing the Board of Directors deemed it appropriate to increase the fair value of the stock. Operating expenses, including interest charges, amounted to $373,000 for 2002; $320,000 for 2001 and $422,000 for 2000. Included in operating expenses were interest charges of $22,000 for 2002, $15,000 for 2002 and $20,000 for 2000.
Income (loss) from operations, after provision for taxes, was $104,000 for 2002; ($703,000) for 2001 and $46,000 for 2000. Net earnings (loss) per share were $0.04 for 2002; ($0.30) for 2001 and $0.02 for 2000. The weighted average number of shares of Common Stock outstanding at such dates was 2,347,257 for 2002, 2001 and 2000.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The Company's cash position as at February 28, 2002 (i.e., $0) is offsetable by approximately $2,070,000 owing to members of the Globus family as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen E. Globus (i.e., approximately $215,000); (ii) the amount of loans payable at such date (including accrued interest) to Mr. Richard
D. Globus (i.e., approximately $1,000) (iii) the amount of loans payable at such date (including accrued interest) to SRG Capital Partnership, which Messrs. Stephen E. and Richard D. Globus are the two sole partners, (i.e., approximately $189,000); (iv) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $338,000); and (v) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,327,000. SRG Capital Partnership has periodically loaned the Company various amounts during the year:
$10,000 on May 1, 2001; $10,000 on May 17, 2001; $10,000 on May 25, 2001;
$12,500 on July 2, 2001; $4,000 on August 24, 2001; $6,000 on September 14,
2001; $4,000 on October 9, 2001; $5,000 on November 30, 2001; and $5,000 on
February 19, 2002. The principal loan balance at February 28, 2002 is $167,000, and accrues interest at 7.75%.

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

      In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $249,000 at February 29, 2000; approximately $326,000 at February 28, 2001 and approximately $405,000 at February 28, 2002. As at April 30, 2002, such indebtedness aggregated approximately $433,000. As at April 30, 2002 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $340,000. As at April 30, 2002, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,343,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,116,000.

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

      The nature and extent of the Company's investments as at February 28, 2002 are more fully discussed in Item 1 of this Report and in Notes A and B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 appears at pages F-1 through F-10 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Report of Independent Auditors                                               F-1

Balance Sheets as at February 28, 2002 and February 28, 2001                 F-2

Statements of Operations
         For the Three Years Ended February 28, 2002                         F-3

Statement of Changes in Shareholders' Equity
         For the Three Years Ended February 28, 2002                         F-4

Statement of Cash Flows
         For the Three Years Ended February 28, 2002                         F-5

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

      STEPHEN E. GLOBUS, age 55, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Carta Proteomics, Inc. He is also a director of Nematron Corporation, a publicly held company, and Plasmaco, Inc., a wholly-owned subsidiary of Matsushita (Panasonic).

      RICHARD D. GLOBUS, age 55, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

      STANLEY WUNDERLICH, age 56, holds a BS degree from Brooklyn College and an LL.B. degree from LaSalle Law School. He is presently, and has been since the beginning of 1995, engaged in investment banking and financial consulting activities for various organizations. From 1991 until 1994 he was the Managing Director of the Institutional Services Department of Robert Todd Financial Corp. (an investment banking firm). From 1977 until 1987, he was Managing Director of Krieger, Wunderlich, Fialkov, Scheinman & Co. (a broker-dealer); and from 1972 until 1977 he was a Vice President of Blyth, Eastman, Dillon Union Securities (a broker-dealer). He is a former member of the Arbitration Committee of the American Stock Exchange and a former Vice President of the Long Island Forum of Technology. Mr. Wunderlich is a director of C.P.I. Aerostructures Corp. and has been a director of the Company since his election as such on December 3, 1992.

      RONALD J. FRANK, age 51, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

      JOSEPH MANCUSO, age 61, holds an Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso is a director of TEAM Mucho, Inc. and has been a director of the Company since his election as such on December 3, 1992.

      LISA VISLOCKY, age 44, is a Certified Public Accountant and holds an MBA in Federal Taxation from Fairleigh Dickinson University. She has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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

Item 11. EXECUTIVE COMPENSATION

(a)(b) Summary Compensation Table:

                                                                             Long Term Compensation
                                         Annual Compensation                         Awards                  Payouts
  (a)               (b)           (c)         (d)             (e)             (f)               (g)            (h)          (i)
                                                            Other          Restricted        Securities                     All
                                                            Annual           Stock           underlying                    other
Name and                                                    Compen-          Award(s)         Options/        LTIP        Compen-
Principal          Year         Salary       Bonus          sation                              SAR's         Payouts      sation
Position           Ended          ($)         ($)              ($)            ($)                ($)            ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Stephen E
Globus,
CEO              2/28/02       50,000         --              --               --                --            --            --
                 2/28/01       50,000         --              --               --                --            --            --
                 2/29/00       50,000         --              --               --                --            --            --

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

(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.

(l)   Performance Graph -- Not Applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 29, 2002, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.


                                                                   Approximate
                                  Amount and Nature of              Percent
         Name                  Beneficial Ownership (1)           of Class (2)
         ---------             ------------------------           ------------

Stephen E. Globus *                514,750(3)                         22
Richard D. Globus  *               513,750                            22
Ronald P. Globus  *                500,000                            22
Ronald J. Frank                      1,000                            (4)
Stanley Wunderlich                   none                             --
Joseph Mancuso                       none                             --

All Directors and Officers
   as a Group (7 persons)        1,048,200                            44(2)

Jane Globus
201 Crandon Blvd.
Key Biscayne, FL  33149            312,292(5)                         13

* 44 West 24th Street, New York, NY  10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of March 29, 2002, (2,347,257).

(3) Includes 1,000 shares held for benefit of son.

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

Dated:  New York, NY
        June 13, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

        Signature                          Title                       Date
        ---------                          -----                       ----

/s/ Stephen E. Globus
---------------------------        Chairman of the Board,
Stephen E. Globus                (Principal Executive Officer)     June 13, 2002

/s/ Richard D. Globus
---------------------------        President, Director             June 13, 2002
Richard D. Globus

/s/ Lisa Vislocky
---------------------------        Vice President                  June 13, 2002
Lisa Vislocky


---------------------------        Director                        June 13, 2002
Stanley Wunderlich


---------------------------        Director                        June 13, 2002
Ronald J. Frank


---------------------------        Director                        June 13, 2002
Joseph Mancuso

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York


We have audited the accompanying balance sheets of Globus Growth Group, Inc. as of February 28, 2002 and 2001, and the related statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note B, the financial statements include securities valued at $1,746,000 at February 28, 2002 (99% of assets) and at $1,262,000 at February 29, 2001 (89% of assets), whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.



Eisner LLP
(formerly Richard A. Eisner & Company, LLP)

New York, New York
April 29, 2002

GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)

                                                                                   February 28,   February 28,
                                                                                       2002           2001
                                                                                   -----------    -----------
ASSETS
Cash                                                                                              $    21,000
Investments in securities, at fair value (cost of $1,596,000 in 2002 and
   $1,653,000 in 2001) (Notes A[2] and B)                                          $ 1,748,000      1,387,000
Other assets                                                                            13,000         11,000
                                                                                   -----------    -----------
                                                                                   $ 1,761,000    $ 1,419,000
                                                                                   ===========    ===========

LIABILITIES
Cash overdraft                                                                     $    15,000
Accounts payable and accrued expenses, including salaries due to officer/
   shareholders of $1,327,000 in 2002 and $1,227,000 in 2001                         1,417,000    $ 1,282,000
Loans payable to officer/shareholders, including accrued interest of
   $209,000 in 2002 and $197,000 in 2001 (Note D)                                      405,000        326,000
Loan payable to related party, including accrued interest of $151,000 in
   2002 and $142,000 in 2001 (Note D)                                                  338,000        329,000
                                                                                   -----------    -----------
                                                                                     2,175,000      1,937,000
                                                                                   -----------    -----------

CAPITAL DEFICIT (Note F)
Preferred stock - $.10 par value;  authorized 450,000 shares; none issued Series
B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                                     25,000         25,000
Additional paid-in capital                                                           2,747,000      2,747,000
Accumulated deficit                                                                 (3,145,000)    (3,249,000)
Treasury stock, at cost - 151,743 shares                                               (41,000)       (41,000)
                                                                                   -----------    -----------
                                                                                      (414,000)      (518,000)
                                                                                   -----------    -----------
                                                                                   $ 1,761,000    $ 1,419,000
                                                                                   ===========    ===========


See notes to financial statements                                            F-2

GLOBUS GROWTH GROUP, INC.

Statements of Operations (Note A)

                                                                                 Year Ended
                                                                  ----------------------------------------
                                                                  February 28,   February 28,   February 29,
                                                                      2002           2001          2000
                                                                  -----------    -----------    ----------
Revenue:
   Realized gain on investments                                   $    18,000    $    56,000    $   52,000
   Change in unrealized gain (loss) on investments                    418,000       (472,000)      351,000
                                                                  -----------    -----------    ----------
                                                                      436,000       (416,000)      403,000
   Interest and dividend income                                                        1,000        11,000
   Consulting and other income (including approximately $41,000 in 2002, $30,000 in 2001 and $42,000 in 2000 from related
      parties)                                                         41,000         32,000        54,000
                                                                  -----------    -----------    ----------
                                                                      477,000       (383,000)      468,000
                                                                  -----------    -----------    ----------
Expenses:
   General and administrative (Note H)                                351,000        305,000       288,000
   Interest                                                            22,000         15,000        20,000
   Write off of uncollectible note receivable and accrued
      interest (Note C)                                                                            114,000
                                                                  -----------    -----------    ----------
                                                                      373,000        320,000       422,000
                                                                  -----------    -----------    ----------
Income (loss) before income taxes                                     104,000       (703,000)       46,000
Income tax provision (benefit)
                                                                  -----------    -----------    ----------
Net income (loss)                                                     104,000    $  (703,000)   $   46,000
                                                                  ===========    ===========    ==========
Net income (loss) per share - basic and diluted (Note G)          $      0.04    $     (0.30)   $     0.02
                                                                  ===========    ===========    ==========
Weighted average number of common shares- basic
   and diluted                                                      2,347,257      2,347,257     2,347,257
                                                                  ===========    ===========    ==========


See notes to financial statements                                            F-3

GLOBUS GROWTH GROUP, INC.

Statements of Changes in Shareholders' Equity (Capital Deficit)

                                                   Common Stock                                       Treasury Stock
                                             -----------------------    Additional                 -------------------
                                              Number of                   Paid-in    Accumulated   Number of
                                               Shares        Amount       Capital      Deficit      Shares      Cost        Total
                                             ----------    ---------    ----------   -----------    -------   --------    ---------
Balance - February 28, 1999                   2,499,000    $  25,000    $2,747,000   $(2,592,000)   151,743   $(41,000)   $ 139,000
Net income                                                                                46,000                             46,000
                                             ----------    ---------    ----------   -----------    -------   --------    ---------
Balance - February 29, 2000                   2,499,000       25,000     2,747,000    (2,546,000)   151,743    (41,000)     185,000
Net loss                                                                                (703,000)                          (703,000)
                                             ----------    ---------    ----------   -----------    -------   --------    ---------
Balance - February 28, 2001                   2,499,000       25,000     2,747,000    (3,249,000)   151,743    (41,000)    (518,000)
Net income                                                                               104,000                            104,000
                                             ----------    ---------    ----------   -----------    -------   --------    ---------
Balance - February 28, 2002                   2,499,000    $  25,000    $2,747,000   $(3,145,000)   151,743   $(41,000)   $(414,000)
                                             ==========    =========    ==========   ===========    =======   ========    =========


See notes to financial statements                                            F-4

GLOBUS GROWTH GROUP, INC.


Statements of Cash Flows

                                                                                     Year Ended
                                                                      ---------------------------------------
                                                                     February 28,   February 28,   February 29,
                                                                         2002           2001           2000
                                                                      ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                  $ 104,000      $(703,000)     $  46,000
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Realized gain on investments                                    (18,000)       (56,000)       (52,000)
        Unrealized (gain) loss on investments                          (418,000)       472,000       (351,000)
        Write off of uncollectible promissory note receivable
           and accrued interest                                                                       110,000
        Changes in:
           Other assets                                                  (2,000)                       29,000
           Accounts payable, accrued expenses and
              accrued interest on loans                                 156,000        119,000        114,000
                                                                      ---------      ---------      ---------
                Net cash used in operating activities                  (178,000)      (168,000)      (104,000)
                                                                      ---------      ---------      ---------
Cash flows from investing activities:
   Purchase of investments                                                             (25,000)      (200,000)
   Proceeds from sale of investments                                     75,000         85,000
   Loans receivable                                                                                   154,000
                                                                      ---------      ---------      ---------
                Net cash provided by (used in) investing activities      75,000         60,000        (46,000)
                                                                      ---------      ---------      ---------
Cash flows from financing activities:
   Cash overdraft                                                        15,000
   Repayments of loans to related party                                                               (45,000)
   Increase in loans payable to officer/shareholders                     67,000         75,000         25,000
   Repayment of loans payable to officer/shareholders                                   (4,000)        (5,000)
                                                                      ---------      ---------      ---------
                Net cash provided by (used in) financing activities      82,000         71,000        (25,000)
                                                                      ---------      ---------      ---------
Net decrease in cash                                                    (21,000)       (37,000)      (175,000)
Cash - beginning of year                                                 21,000         58,000        233,000
                                                                      ---------      ---------      ---------
Cash - end of year                                                    $       0      $  21,000      $  58,000
                                                                      =========      =========      =========


See notes to financial statements                                            F-5

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2002 and 2001


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company:

      The Company's principal activity is investing in other companies. Effective May 27, 1988, the Company elected to be treated as a Business Development Company.

      The Company's principal assets are its investments, which unless sold, do not generate any cash flow. As a result, the Company has been dependent upon advances from its officer/shareholders in order to meet its obligations. The Company's ability to continue to meet its obligations is dependent upon a ready market for its investments or upon the continued financial support of the officer/shareholders including their willingness to refrain from demanding amounts due them, which such officer/shareholders have agreed to do through March 1, 2003.

[2]   Security valuation:

      Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board including the financial condition and operating results of the issuer, the nature of the investment and prices paid in private sales of such securities and capital market conditions. These values may differ significantly from the values that ultimately would be realized.

[3]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2002 and 2001


NOTE B - INVESTMENTS

                                                                      February 28,                           February 28,
                                                                        2002                                   2001
                                                        --------------------------------------   -----------------------------------
                                                        Number of       Fair                     Number of     Fair
                         Security                         Shares        Value        Cost        Shares        Value         Cost
------------------------------------------------------  ----------   ------------   ----------   ---------  -----------   ----------
Common stock - 3.72% in 2002 and 42.00% in 2001:
   Catamount Brewing Co. (1)                                23,215                  $  176,000      23,215                $  176,000
   Tumbleweed Communications Corp.                             204   $      1,000        7,000         204  $     1,000        7,000
   Valigen, N.V. *                                          85,404         50,000      444,000      85,404      444,000      444,000
   Repligen Corporation                                        468          1,000        1,000      30,718      124,000       58,000
   Carta Proteomics, Inc.                                   33,333         13,000       13,000      33,333       13,000       13,000
                                                                     ------------   ----------              -----------   ----------

      Total common stock                                                   65,000      641,000                  582,000      698,000
                                                                     ------------   ----------              -----------   ----------

Preferred stock - 96.28% in 2002 and 58.00% in 2001:
   Catamount Brewing Co. Series A Pfd.                       4,286                     150,000       4,286                   150,000
   Genitope Corp. Series A Pfd.                            420,858        842,000      210,000     420,858      210,000      210,000
   Genitope Corp. Series B Pfd.                            332,992        666,000      420,000     332,992      420,000      420,000
   Carta Proteomics, Inc. Series A Pfd                     100,000        150,000      150,000     100,000      150,000      150,000
   Carta Proteomics, Inc. Series B Pfd                      10,000         25,000       25,000      10,000       25,000       25,000
                                                                     ------------   ----------              -----------   ----------

      Total preferred stock                                             1,683,000      955,000                  805,000      955,000
                                                                     ------------   ----------              -----------   ----------

Total investments                                                    $  1,748,000   $1,596,000              $ 1,387,000   $1,653,000
                                                                     ============   ==========              ===========   ==========

Restricted and not readily marketable securities were valued at a total fair value of $1,746,000 at February 28, 2002 and 2001, respectively as determined by the Board of Directors. Such investments consisted of all securities except Tumbleweed Communications Corp. and Repligen Corporation for which values are based on quoted market values ($1,000 and $1,000, respectively, at February 28, 2002 and $1,000 and $124,000, respectively, as of February 28, 2001).

TheCompany invests in biotechnology, and computer technology. At February 28, 2002 - 99.9%, and 0.1%, respectively. At February 28, 2001 - 99.9%, and 0.1%, respectively. All investments are in U.S. companies and are non-income producing.

(1)   Represents in excess of 5% of outstanding voting securities of investee.

* In fiscal 2001, Valigen, N.V. merged with Kimeragen, Inc. and the Company's shares of Kimeragen, Inc. common and preferred stock has been exchanged for Valigen, N.V. common stock on the basis of .419 shares of Valigen, N.V. for 1 share of Kimeragen, Inc.

GLOBUS GROWTH GROUP, INC.

 The unrealized appreciation and depreciation at the end of the Company's fiscal year end is as follows:

                                                 February 28,  February 28,
                                                    2002           2001
                                                  ---------     ---------
      Unrealized appreciation                     $ 878,000     $  66,000
      Unrealized depreciation                      (726,000)     (332,000)
                                                  ---------     ---------
      Net appreciation (depreciat                 $ 152,00      $(266,000)
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

NOTE D - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5% - 7.75% (see Note A[1]).

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

At February 28, 2002, the Company had available NOL carryforwards for regular federal income tax purposes of approximately $605,000, which expire at various dates through 2022.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2002


NOTE E - INCOME TAXES  (CONTINUED)

The components of the deferred income tax assets and liabilities were as follows as at:

                                                  February 28,   February 28,
                                                      2002          2001
                                                  -----------    ----------
    Deferred tax assets (liabilities):
       NOLs and accrued expenses not deductible
          for income tax purposes                 $ 1,108,000    $  964,000
       Unrealized (gain) loss on investments          (70,000)      122,000
                                                  -----------    ----------
                                                    1,038,000     1,086,000
    Less valuation allowance                        1,038,000     1,086,000
                                                  -----------    ----------
                                                  $         0    $        0
                                                  ===========    ==========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                      February 28,   February 28,  February 29,
                                                         2002           2001          2000
                                                       --------      ---------      --------
   Tax (benefit) computed based on statutory
      federal tax rate                                 $ 36,000      $(239,000)     $ 16,000
   State and local income tax, net of federal income
      tax effect                                         12,000        (84,000)        5,000
   Change in valuation allowance                        (48,000)       323,000       (21,000)
                                                       --------      ---------      --------
                                                       $      0      $       0      $      0
                                                       ========      =========      ========

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


NOTE H - RELATED PARTY TRANSACTIONS

The Company paid approximately $21,000, $21,000 and $21,000 for rent to a company affiliated with a shareholder for each of the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

NOTE I - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Fiscal 2002                                           Fiscal 2001
                       ---------------------------------------------------   ----------------------------------------------------
                          First        Second        Third        Fourth        First        Second         Third       Fourth
                         Quarter       Quarter      Quarter      Quarter       Quarter       Quarter       Quarter      Quarter
                       -----------   -----------  -----------  -----------   -----------  ------------   -----------  -----------
Gain (loss) on
   investments         $   (32,000)  $   (22,000) $     5,000  $   485,000   $  (410,000) $    144,000   $  (148,000) $    (2,000)
Consulting and
   other income             15,000        11,000                    15,000         7,000         3,000        10,000       13,000
                       -----------   -----------  -----------  -----------   -----------  ------------   -----------  -----------
Total                  $   (17,000)  $   (11,000) $     5,000  $   500,000   $  (403,000) $    147,000   $  (138,000) $    11,000
                       ===========   ===========  ===========  ===========   ===========  ============   ===========  ===========
Net (loss) income      $   (94,000)  $  (102,000) $   (73,000) $   373,000   $  (473,000) $     74,000   $  (215,000) $   (89,000)
                       ===========   ===========  ===========  ===========   ===========  ============   ===========  ===========
(Loss) earnings per
   share - basic and
   diluted                  $(0.04)       $(0.04)      $(0.03)       $0.16        $(0.20)        $0.03        $(0.09)      $(0.04)
                             =====        ======       ======        =====        ======         =====        ======       ======