Form 10-Q
period 2002-05-31
GLOBUS GROWTH GROUP INC
filed 2002-07-11
CIK 352868

7
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED May 31, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ____ to _____

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 151,743 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                                 May 31,         February 28,
                                                                                   2002              2002
                                                                               -----------       ------------
ASSETS                                                                         (Unaudited)       (See Note 1)
Cash                                                                           $     1,000
Investments in Securities (Note 3)                                             $ 1,748,000       $ 1,748,000
Other Assets                                                                   $    14,000       $    13,000
                                                                               -----------       -----------
TOTAL                                                                          $ 1,763,000       $ 1,761,000
                                                                               -----------       -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Cash overdraft                                                               $         0       $    15,000
  Accounts payable and accrued expenses                                        $ 1,421,000       $ 1,417,000
  Loans payable to officers/shareholders                                       $   454,000       $   405,000
  Demand loan payable to related party                                         $   350,000       $   338,000
                                                                               -----------       -----------
Total Liabilities                                                              $ 2,225,000       $ 2,175,000
                                                                               -----------       -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                                           $    25,000       $    25,000
Additional paid in capital                                                     $ 2,747,000       $ 2,747,000
Treasury Stock, 151,743 shares                                                 ($   41,000)      ($   41,000)
Accumulated deficit                                                            ($3,193,000)      ($3,145,000)
                                                                               -----------       -----------
Total stockholders' deficiency                                                 ($  462,000)      ($  414,000)
                                                                               -----------       -----------
TOTAL                                                                          $ 1,763,000       $ 1,761,000
                                                                               -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS
     (Unaudited)

                                                          Three Months
                                                          Ended May 31,
                                                     2002               2001
                                                 -----------       -----------

Gain (loss) on investments:
   Realized                                      $         0       $     2,000
   Unrealized                                    $         0          ($34,000)
                                                 -----------       -----------
Total                                            $         0          ($32,000)
Dividend Income                                  $         0       $         0
Consulting and other income - related party      $    32,000       $    15,000
                                                 -----------       -----------
TOTAL                                            $    32,000          ($17,000)

Expenses:
   General and administrative                    $    73,000       $    72,000
   Interest                                      $     7,000       $     5,000
                                                 -----------       -----------
TOTAL                                            $    80,000       $    77,000

Loss from operations before taxes                   ($48,000)         ($94,000)
Benefit/(Provision) for taxes                    $         0       $         0
                                                 -----------       -----------
Net Loss                                            ($48,000)         ($94,000)
                                                 -----------       -----------


Net Loss per share of common stock -
   Basic and diluted  (Note 2)                        ($0.02)           ($0.04)
Weighted Average Number of shares of
    Stock Outstanding - Basic and diluted
   (Note 2)                                        2,347,257         2,347,257
                                                 -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
       (Unaudited)

                                                                            Three Months
                                                                            Ended May 31,
                                                                        2002           2001
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                       ($48,000)      ($94,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Realized (gain) on investments                                           ($2,000)
             Unrealized loss on investments                           $      0       $ 34,000
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                            $ 10,000       $ 23,000
             Decrease (increase) in prepaid assets                     ($1,000)      $  4,000
                                                                      --------       --------

             Net cash used in operating activities                    ($39,000)      ($35,000)
             --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                              $      0       $  9,000
                                                                      --------       --------

             Net cash provided by investing activities                $      0       $  9,000
             --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                   ($15,000)
       Increase in loans payable to shareholders                      $ 10,000       $      0
       Increase in loans payable to officers/shareholders             $ 45,000       $ 30,000
                                                                      --------       --------

             Net cash provided by (used in) financing activities      $ 40,000       $ 30,000
             --------------------------------------------------------------------------------

Net increase in cash                                                  $  1,000       $  4,000

Cash - beginning of period                                            $      0       $ 21,000
                                                                      --------       --------

Cash - end of period                                                  $  1,000       $ 25,000
                                                                      --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                 $      0       $      0
             Income Taxes                                             $      0       $      0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

Notes to Condensed Financial Statements (Unaudited) May 31, 2002

Note 3

                                                        May 31,                                    February 28,
                                                         2002                                          2002
                                                         ----                                          ----
                                            No.                                           No.
                                          Shares         Value            Cost          Shares         Value            Cost
                                          ------         -----            ----          ------         -----            ----
Common Stock
Catamount Brewing Co.                      23,215                     $  176,000         23,215                    $  176,000
Tumbleweed Communications Corp.               204     $        0      $    7,000            204    $    1,000      $    7,000
ValiGen, N.V                               85,404     $   50,000      $  444,000         85,404    $   50,000      $  444,000
Repligen Corporation                          468     $    2,000      $    1,000            468    $    1,000      $    1,000
Carta Proteomics, Inc.                     33,333     $   13,000      $   13,000         33,333    $   13,000      $   13,000
                                                      ----------      ----------                   ----------      ----------

Total Common Stock                                    $   65,000      $  641,000                   $   65,000      $  641,000
                                                      ----------      ----------                   ----------      ----------

Preferred Stock
Catamount Brewing Co. Series A Pfd          4,286                     $  150,000          4,286                    $  150,000
Genitope Corp. Series A Pfd.              420,858     $  842,000      $  210,000        420,858     $  842,000     $  210,000
Genitope Corp. Series B Pfd.              332,992     $  666,000      $  420,000        332,992     $  666,000     $  420,000
Carta Proteomics, Inc. Series A Pfd.      100,000     $  150,000      $  150,000        100,000     $  150,000     $  150,000
Carta Proteomics, Inc. Series B Pfd.       10,000     $   25,000      $   25,000         10,000     $   25,000     $   25,000
                                                      ----------      ----------                    ----------     ----------

Total Preferred Stock                                 $1,683,000      $  955,000                   $1,683,000      $  955,000
                                                      ----------      ----------                   ----------      ----------

Total Investments                                     $1,748,000      $1,596,000                   $1,748,000      $1,596,000
                                                      ----------      ----------                   ----------      ----------

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

      At May 31, 2002, the Company had total assets of $1,763,000 compared to total assets of $1,761,000 at February 28, 2002. Included in total assets were investments of $1,748,000 at May 31, 2002 and February 28, 2002. Shareholders deficiency was ($462,000) at May 31, 2002 and ($414,000) at February 28, 2002.
Loss on investments amounted to a loss of ($32,000) for the three month period ended May 31, 2001. Included in such losses were realized gain of $2,000 and ($34,000) of unrealized loss for the three month period ended May 31, 2001. Operating expenses, including interest charges, amounted to $80,000 for the 2002 three month period and $77,000 for the 2001 three month period. (Loss) from operations, both before and after provision for taxes, was ($48,000) for the three month period ended May 31, 2002 compared to ($94,000) for the three month period ended May 31, 2001. Net (loss) per share was ($0.02) for the 2002 three month period compared to ($0.04) for the comparable 2001 period. The weighted average number of shares of Common Stock outstanding at May 31, 2002 and May 31, 2001 is 2,347,257.

      Liquidity, Capital Resources and Other Matters Affecting Financial
Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $216,000 at May 31, 2002, an increase of $1,000 from February 28, 2002. This increase is due to an increase in accrued interest. Loans payable by the Company, including interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 as at February 28, 2002. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $238,000 at May 31, 2002, an increase of $49,000 from $189,000 at February 28, 2002. This increase was due to an increase in principal of $45,000, and an increase in accrued interest of approximately $4,000. As at May 31, 2002, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $350,000, including accrued interest. As at May 31, 2002, unpaid salary owing to Mr. Stephen E. Globus was $691,000, and unpaid salary owing to Mr. Richard D. Globus was $660,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,156,000.

      There are in fact presently no known events that can be considered certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 2002 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.

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

Date: July 11, 2002

                                                GLOBUS GROWTH GROUP, INC.
                                                (Registrant)


                                                s/Stephen E. Globus
                                                STEPHEN E. GLOBUS
                                                Chairman of the Board,
                                                (Principal Executive Officer)


                                                s/Lisa M. Vislocky
                                                LISA M. VISLOCKY
                                                Vice President,
                                                Chief Financial Officer