Form 10-Q
period 2002-08-31
GLOBUS GROWTH GROUP INC
filed 2002-10-11
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2002

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

Item 1. Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                             August 31,    February 28,
                                                                               2002            2002
                                                                            -----------    -----------
                                                                            (Unaudited)    (See Note 1)
ASSETS

Investments in Securities (Note 3)                                           $1,747,000     $1,748,000
Other Assets                                                                    $16,000        $13,000
                                                                            -----------    -----------
TOTAL                                                                        $1,763,000     $1,761,000
                                                                            -----------    -----------
LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Cash overdraft                                                                 $2,000        $15,000
  Accounts payable and accrued expenses                                      $1,437,000     $1,417,000
  Loans payable to officers/shareholders                                       $459,000       $405,000
  Demand loan payable to related party                                         $408,000       $338,000
                                                                            -----------    -----------
Total Liabilities                                                            $2,306,000     $2,175,000
                                                                            -----------    -----------
Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                                            $25,000        $25,000
Additional paid in capital                                                   $2,747,000     $2,747,000
Treasury Stock, 151,743 shares                                                 ($41,000)      ($41,000)
Accumulated deficit                                                         ($3,274,000)   ($3,145,000)
                                                                            -----------    -----------
Total stockholders' deficiency                                                ($543,000)     ($414,000)
                                                                            -----------    -----------
TOTAL                                                                        $1,763,000     $1,761,000
                                                                            -----------    -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
    (Unaudited)
                                                   Three Months                   Six Months
                                                  Ended August 31,              Ended August 31,
                                                2002           2001           2002           2001
                                            -----------    -----------    -----------    -----------
Gain (loss) on investments:
   Realized                                          $0        $11,000             $0        $13,000
   Unrealized                                   ($1,000)      ($33,000)       ($1,000)      ($67,000)
                                            -----------    -----------    -----------    -----------
Total                                           ($1,000)      ($22,000)       ($1,000)      ($54,000)
Dividend Income                                      $0             $0             $0             $0
Consulting and other income                          $0        $11,000        $32,000        $26,000
                                            -----------    -----------    -----------    -----------
TOTAL                                           ($1,000)      ($11,000)       $31,000       ($28,000)

Expenses:
   General and administrative                   $73,000        $86,000       $146,000       $158,000
   Interest                                      $7,000         $5,000        $14,000        $10,000
                                            -----------    -----------    -----------    -----------
TOTAL                                           $80,000        $91,000       $160,000       $168,000

(Loss) from operations before taxes            ($81,000)     ($102,000)     ($129,000)     ($196,000)
(Benefit)/Provision for taxes                        $0             $0             $0             $0
                                            -----------    -----------    -----------    -----------
Net (Loss)                                     ($81,000)     ($102,000)     ($129,000)     ($196,000)
                                            -----------    -----------    -----------    -----------

Net (Loss) per share of common
   stock - basic and diluted                     ($0.03)        ($0.04)        ($0.05)        ($0.08)
Weighted Average Number of shares of
   Stock Outstanding - basic and diluted      2,347,257      2,347,257      2,347,257      2,347,257
                                            -----------    -----------    -----------    -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
     (Unaudited)

                                                                        Six Months
                                                                      Ended August 31,
                                                                     2002         2001
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                   ($129,000)   ($196,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Realized (gain) on investments                              $0     ($13,000)
             Unrealized loss on investments                          $1,000      $67,000
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                          $34,000      $52,000
             (Increase) in other assets                             ($3,000)     ($6,000)
                                                                  ---------    ---------

             Net cash used in operating activities                 ($97,000)    ($96,000)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                                 $0      $28,000
                                                                  ---------    ---------

             Net cash provided by investing activities                   $0      $28,000
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                ($13,000)
       Increase in loans payable to shareholders                    $65,000
       Increase in loans payable to officers/shareholders           $45,000      $47,000
                                                                  ---------    ---------

             Net cash provided by financing activities              $97,000      $47,000
                                                                  ---------    ---------

Net increase in cash                                                     $0     ($21,000)

Cash - beginning of period                                               $0      $21,000
                                                                  ---------    ---------

Cash - end of period                                                     $0           $0
                                                                  ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                    $0           $0
             Income Taxes                                                $0           $0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.               Notes to Condensed Financial Statements
                                        (Unaudited)              August 31, 2002

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 2002, the results of operations for the three and six months ended August 31, 2002 and 2001, and statements of cash flows for the six months ended August 31, 2002 and 2001.

      The results of operations for the six months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 28, 2002.

      The balance sheet at February 28, 2002 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

Note 2 - Earnings Per Share

      Per share data are based on the weighted average number of common shares outstanding during the period.

Note 3 - Investments

      As of February 28, 2002 and August 31, 2002, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

(Continued on next page)

GLOBUS GROWTH GROUP, INC.

Notes to Condensed Financial Statements (Unaudited)              August 31, 2002

Note 3 - Investments (Continued)

                                                                  August 31,                                February 28,
                                                                    2002                                        2002
                                                                    ----                                        ----
                                                       No.                                         No.
                                                     Shares         Value           Cost          Shares        Value         Cost
                                                   ----------     ----------     ----------     ----------     --------     --------
Common Stock
Catamount Brewing Co.                                  23,215                      $176,000         23,215                  $176,000
Tumbleweed Communications Corp.                           204             $0         $7,000            204       $1,000       $7,000
ValiGen, N.V                                           85,404        $50,000       $444,000         85,404      $50,000     $444,000
Repligen Corporation                                      468         $1,000         $1,000            468       $1,000       $1,000
Carta Proteomics, Inc.                                 33,333        $13,000        $13,000         33,333      $13,000      $13,000
                                                                  ----------     ----------                  ----------   ----------
Total Common Stock                                                   $64,000       $641,000                     $65,000     $641,000
                                                                  ----------     ----------                  ----------   ----------
Preferred Stock
Catamount Brewing Co. Series A Pfd                      4,286                      $150,000          4,286                  $150,000
Genitope Corp. Series A Pfd.                          420,858       $842,000       $210,000        420,858     $842,000     $210,000
Genitope Corp. Series B Pfd.                          332,992       $666,000       $420,000        332,992     $666,000     $420,000
Carta Proteomics, Inc. Series A Pfd.                  100,000       $150,000       $150,000        100,000     $150,000     $150,000
Carta Proteomics, Inc. Series B Pfd.                   10,000        $25,000        $25,000         10,000      $25,000      $25,000
                                                                  ----------     ----------                  ----------   ----------
Total Preferred Stock                                             $1,683,000       $955,000                  $1,683,000     $955,000
                                                                  ----------     ----------                  ----------   ----------
Total Investments                                                 $1,747,000     $1,596,000                  $1,748,000   $1,596,000
                                                                  ----------     ----------                  ----------   ----------

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

      At August 31, 2002, the Company had total assets of $1,763,000 compared to total assets of $1,761,000 at February 28, 2002. Included in total assets were investments of $1,747,000 at August 31, 2002 and $1,748,000 at February 28, 2002. Shareholders deficiency was ($543,000) at August 31, 2002 and ($414,000) at February 28, 2002. Loss on investments amounted to ($1,000) for the six month period ended August 31, 2002 compared to a loss of ($54,000) for the six month period ended August 31, 2001. Included in such losses were no realized loss and ($1,000) of unrealized loss for the six month period ended August 31, 2002 and $13,000 of realized gain and ($67,000) of unrealized loss for the six month period ended August 31, 2001. Included in such gains and losses were no realized gain or loss and ($1,000) of unrealized loss for the three month period ended August 31, 2002 compared to realized gain of $11,000 and ($33,000) of unrealized losses for the three month period ended August 31, 2001. Operating expenses, including interest charges, amounted to $160,000 for the 2002 six month period and $168,000 for the 2001 six month period. Operating expenses, including interest charges, amounted to $80,000 for the three months ended August 31, 2002 compared to $91,000 for the three months ended August 31, 2001. (Loss) from operations, both before and after provision for taxes, was ($129,000) for the six month period ended August 31, 2002 compared to ($196,000) for the six month period ended August 31, 2001. (Loss) from operations, both before and after provision for taxes, was ($81,000) for the three months ended August 31, 2002 compared to ($102,000) for the three months ended August 31, 2001. Net (loss) per share was ($0.05) for the 2002 six month period compared to ($0.08) for the comparable 2001 period. Net (loss) per share was ($0.03) for the three months ended August 31, 2002 compared to ($0.04) for the three months ended August 31, 2001. The weighted average number of shares of Common Stock outstanding at August 31, 2002 and 2001 is 2,347,257.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $216,000 at August 31, 2002, an increase of $1,000 from February 28, 2002. This increase is due to an increase in accrued interest. Loans payable by the Company, including interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 as at February 28, 2002. Loans payable to Messrs. Stephen E. and Richard
D. Globus (a separate joint account), including accrued interest, amounted to $241,000 at August 31, 2002, an increase of $52,000 from $189,000 at February 28, 2002. This increase was due to an increase in principal of $45,000, and an increase in accrued interest of approximately $7,000. As at August 31, 2002, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $408,000, including accrued interest. As at August 31, 2002, unpaid salary owing to Mr. Stephen E. Globus was $704,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $673,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,243,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.

Item 4. Controls and Procedures

      As of October 3, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of October 3, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 3, 2002.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit A (next page)

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

Exhibit A

                                                                 October 3, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

                          Re: Globus Growth Group, Inc.
                              File No. 0-9987

Dear Sirs,

      We refer to the accompanying periodic report on Form 10-Q. To the best of the knowledge of each of the undersigned, this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information contained in this report fairly presents in all material respects the Registrant's financial condition and results of operations as of the periods stated.

                                            Very truly yours,


                                            /s/ Stephen E. Globus
                                            Stephen E. Globus
                                            Chief Executive Officer

                                            /s/ Lisa M. Vislocky
                                            Lisa M. Vislocky
                                            Principal Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2002

                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                           /s/ Stephen E. Globus
                                                               STEPHEN E. GLOBUS
                                                          Chairman of the Board,
                                                   (Principal Executive Officer)


                                                            /s/ Lisa M. Vislocky
                                                                LISA M. VISLOCKY
                                                                  Vice President
                                                  (Principal Accounting Officer)

I, Stephen E. Globus, Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Globus Growth Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 11, 2002                                  /s/ Stephen E. Globus
                                                  ---------------------
                                                  Stephen E. Globus
                                                  Chief Executive Officer

I, Lisa M. Vislocky, Principal Accounting Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Globus Growth Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 11, 2002                                  /s/ Lisa M. Vislocky
                                                  --------------------
                                                  Lisa M. Vislocky
                                                  Principal Accounting Officer