Form 10-Q
period 2002-11-30
GLOBUS GROWTH GROUP INC
filed 2003-01-15
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED November 30, 2002

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                   November 30,      February 28,
                                                                       2002              2002
                                                                   ------------      ------------
ASSETS                                                             (Unaudited)       (See Note 1)
Investments in Securities (Note 3)                                 $ 1,696,000       $ 1,748,000
Other Assets                                                       $    16,000       $    13,000
                                                                   -----------       -----------
TOTAL                                                              $ 1,712,000       $ 1,761,000
                                                                   -----------       -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Cash overdraft                                                                     $    15,000
  Accounts payable and accrued expenses                            $ 1,472,000       $ 1,417,000
  Loans payable to officers/shareholders                           $   463,000       $   405,000
  Demand loan payable to related party                             $   459,000       $   338,000
                                                                   -----------       -----------
Total Liabilities                                                  $ 2,394,000       $ 2,175,000
                                                                   -----------       -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                               $    25,000       $    25,000
Additional paid in capital                                         $ 2,747,000       $ 2,747,000
Treasury Stock, 151,743 shares                                     ($   41,000)      ($   41,000)
Accumulated deficit                                                ($3,413,000)      ($3,145,000)
                                                                   -----------       -----------
Total stockholders' deficiency                                     ($  682,000)      ($  414,000)
                                                                   -----------       -----------
TOTAL                                                              $ 1,712,000       $ 1,761,000
                                                                   -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENT OF OPERATIONS
      (Unaudited)

                                                           Three Months                        Nine Months
                                                        Ended November 30,                  Ended November 30,
                                                      2002             2001               2002             2001
                                                  -----------       -----------       -----------       -----------
Gain (loss) on investments:
   Realized                                          ($56,000)      $     1,000          ($56,000)      $    14,000
   Unrealized                                     $     6,000       $     4,000       $     5,000          ($63,000)
                                                  -----------       -----------       -----------       -----------
Total                                                ($50,000)      $     5,000          ($51,000)         ($49,000)
Dividend Income                                   $         0       $         0       $         0       $         0
Consulting to related party and other income      $         0       $         0       $    32,000       $    26,000
                                                  -----------       -----------       -----------       -----------
TOTAL                                                ($50,000)      $     5,000          ($19,000)         ($23,000)

Expenses:
   General and administrative                     $    90,000       $    72,000       $   236,000       $   230,000
   Interest                                       $     8,000       $     6,000       $    22,000       $    16,000
                                                  -----------       -----------       -----------       -----------
TOTAL                                             $    98,000       $    78,000       $   258,000       $   246,000

(Loss) from operations before taxes                 ($148,000)         ($73,000)        ($277,000)        ($269,000)
(Benefit)/Provision for taxes                         ($9,000)      $         0           ($9,000)      $         0
                                                  -----------       -----------       -----------       -----------
Net (Loss)                                          ($139,000)         ($73,000)        ($268,000)        ($269,000)
                                                  -----------       -----------       -----------       -----------

Net (Loss) per share of common
    stock - basic and diluted                          ($0.06)           ($0.03)           ($0.11)           ($0.11)
Weighted Average Number of shares of
    Stock Outstanding - basic and diluted           2,347,257         2,347,257       $ 2,347,257         2,347,257
                                                  -----------       -----------       -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
   (Unaudited)

                                                                            Nine Months
                                                                         Ended November 30,
                                                                        2002            2001
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                      ($268,000)      ($269,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Realized loss/ (gain) on investments                    $  56,000        ($14,000)
             Unrealized (gain)/ loss on investments                    ($5,000)      $  63,000
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                           $  76,000       $  82,000
             (Increase) in other assets                                ($3,000)        ($4,000)
                                                                     ---------       ---------

             Net cash used in operating activities                   ($144,000)      ($142,000)
             ---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                             $   2,000       $  59,000
                                                                     ---------       ---------

             Net cash provided by investing activities               $   2,000       $  59,000
             ---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                   ($15,000)
       Repayment of loans payable to officers/shareholders                           $       0
       Increase in loans payable to officers/shareholders            $ 157,000       $  62,000
                                                                     ---------       ---------

             Net cash provided by financing activities               $ 142,000       $  62,000
             ---------------------------------------------------------------------------------

Net increase in cash                                                 $       0        ($21,000)

Cash - beginning of period                                           $       0       $  21,000
                                                                     ---------       ---------

Cash - end of period                                                 $       0       $       0
                                                                     ---------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                $       0       $       0
             Income Taxes                                            $       0       $       0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                Notes to Condensed Financial Statements
                                             (Unaudited)       November 30, 2002

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 2002, the results of operations for the three and nine months ended November 30, 2002 and 2001, and statements of cash flows for the nine months ended November 30, 2002 and 2001.

      The results of operations for the nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investments

      As of February 28, 2002 and November 30, 2002, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

(Continued on next page)

GLOBUS GROWTH GROUP, INC.                                      November 30, 2002

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Investments (Continued)

                                                    November 30,                                February 28,
                                                        2002                                        2002
                                                        ----                                        ----

                                           No.                                         No.
                                         Shares        Value            Cost         Shares         Value            Cost
                                         ------        -----            ----         ------         -----            ----
Common Stock
Catamount Brewing Co.                    23,215                      $  176,000       23,215                      $  176,000
Tumbleweed Communications Corp.               0      $        0      $        0          204      $    1,000      $    7,000
ValiGen, N.V                             85,404      $        0      $  444,000       85,404      $   50,000      $  444,000
Repligen Corporation                          0      $        0      $        0          468      $    1,000      $    1,000
ExSAR Corp. *                            33,333      $   13,000      $   13,000       33,333      $   13,000      $   13,000
                                                     ----------      ----------                   ----------      ----------

Total Common Stock                                   $   13,000      $  633,000                   $   65,000      $  641,000
                                                     ----------      ----------                   ----------      ----------

Preferred Stock
Catamount Brewing Co. Series A Pfd        4,286                      $  150,000        4,286                      $  150,000
Genitope Corp. Series A Pfd.            420,858      $  842,000      $  210,000      420,858      $  842,000      $  210,000
Genitope Corp. Series B Pfd.            332,992      $  666,000      $  420,000      332,992      $  666,000      $  420,000
ExSAR Corp. Series A Pfd.*              100,000      $  150,000      $  150,000      100,000      $  150,000      $  150,000
ExSAR Corp. Series B Pfd. *              10,000      $   25,000      $   25,000       10,000      $   25,000      $   25,000
                                                     ----------      ----------                   ----------      ----------

Total Preferred Stock                                $1,683,000      $  955,000                   $1,683,000      $  955,000
                                                     ----------      ----------                   ----------      ----------

Total Investments                                    $1,696,000      $1,588,000                   $1,748,000      $1,596,000
                                                     ----------      ----------                   ----------      ----------

*Note: Carta Proteomics, Inc. changed its name to ExSAR Corp. in
       September, 2002.

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

      At November 30, 2002, the Company had total assets of $1,712,000 compared to total assets of $1,761,000 at February 28, 2002. Included in total assets were investments of $1,696,000 at November 30, 2002 and $1,748,000 at February 28, 2002. Shareholders deficiency was ($682,000) at November 30, 2002 and ($414,000) at February 28, 2002. Loss on investments amounted to ($51,000) for the nine month period ended November 30, 2002 compared to a loss of ($49,000) for the nine month period ended November 30, 2001. Included in such losses were ($56,000) of realized loss and $5,000 of unrealized gain for the nine month period ended November 30, 2002 and $14,000 of realized gain and ($63,000) of unrealized loss for the nine month period ended November 30, 2001. Included in such gains and losses were ($56,000) of realized loss and $6,000 of unrealized gain for the three month period ended November 30, 2002 compared to realized gain of $1,000 and $4,000 of unrealized gain for the three month period ended November 30, 2001. Operating expenses, including interest charges, amounted to $258,000 for the 2002 nine month period and $246,000 for the 2001 nine month period. Operating expenses, including interest charges, amounted to $98,000 for the three months ended November 30, 2002 compared to $78,000 for the three months ended November 30, 2001. (Loss) from operations before taxes was ($277,000) and after benefit of tax refund of $9,000, net (loss) after taxes was ($268,000) for the nine month period ended November 30, 2002 compared to ($269,000) for the nine month period ended November 30, 2001. (Loss) from operations before taxes was ($148,000) and after benefit of tax refund of $9,000, net (loss) after taxes was ($139,000) for the three months ended November 30, 2002 compared to ($73,000) for the three months ended November 30, 2001. Net (loss) per share was ($0.11) for the 2002 nine month period compared to ($0.11) for the comparable 2001 period. Net (loss) per share was ($0.06) for the three months ended November 30, 2002 compared to ($0.03) for the three months ended November 30, 2001. The weighted average number of shares of Common Stock outstanding at November 30, 2002 and 2001 is 2,347,257.

      The Company sold its entire position in both Repligen Corporation and Tumbleweed Communications Inc., the only two publicly traded investments. All 468 shares of Repligen Corporation were sold on November 26, 2002 for $1,375.23 and all 204 shares of Tumbleweed Communications Inc. were sold on October 18, 2002 for $171.96.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable by the Company, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $216,000 at November 30, 2002, an increase of $1,000 from February 28, 2002. This increase is due to an increase in accrued interest. Loans payable by the Company, including interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 as at February 28, 2002. Loans payable to Messrs. Stephen E. and Richard
D. Globus (a separate joint account), including accrued interest, amounted to $246,000 at November 30, 2002, an increase of $57,000 from $189,000 at February 28, 2002. This increase was due to an increase in principal of $45,000, and an increase in accrued interest of approximately $12,000. As at November 30, 2002, loans payable to another member of the Globus family, to wit: Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $459,000, including accrued interest. As at November 30, 2002, unpaid salary owing to Mr. Stephen E. Globus was $716,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $685,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,323,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

            As of January 7, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of January 7, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 7, 2003.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit A (next page)

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

      Exhibit A

                                                              January 14, 2003

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

                                       Very truly yours,


                                       S/Stephen E. Globus
                                       Stephen E. Globus
                                       Chief Executive Officer


                                       S/Lisa M. Vislocky
                                       Lisa M. Vislocky
                                       Principal Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2003

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


            January 14, 2003                         s/Stephen E. Globus
                                                     --------------------
                                                     Stephen E. Globus
                                                     Chief Executive Officer

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


            January 14, 2003                       S/Lisa M. Vislocky
                                                   ------------------
                                                   Lisa M. Vislocky
                                                   Principal Accounting Officer