Form 10-K
period 2003-02-28
GLOBUS GROWTH GROUP INC
filed 2003-06-13
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 28, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

The number of shares of the Registrant's Common Stock outstanding as at May 1, 2003 was 2,335,757 (excluding 163,243 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates and 494,965 are held by non-affiliates. It is not possible to calculate the aggregate market value of the shares held by non-affiliates as there is no public trading market for the Common Stock of the Registrant. See also Item 5 of this Report.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No |X|

The common shares of the Company have not been publicly traded in four years. The last transaction of common stock was a purchase of 11,500 shares of common stock at $0.01 per share. Said price was determined by an existing shareholder offering said stock to the Company for purchase into treasury. However, it is the Company's opinion that it is not possible to accurately calculate the aggregate market value as there is no trading market for the common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                                This report consists of 28 Pages

                                     PART I

Item 1. BUSINESS

General Background

      The Company, a New York corporation, was organized on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which is its present name.

      On February 27, 1986, the stockholders of the Company approved the divestiture and sale of those assets of the Company as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27, 1988, the Company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Company's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. For a summary description of certain restrictions imposed upon a BDC by the 1940 Act, reference should be made to "Governmental Regulation" elsewhere herein. For a summary description of the risk factors involved in an investment in the securities of a BDC due to the nature of such a company's investment portfolio, reference is made to "Risk Factors Involved In Investing In A BDC" herein. Special attention should be paid to Note A (1) of the Notes to Financial Statements contained herein with respect to a discussion of conditions which raise substantial doubt about the Company's ability to continue as a going concern.

Investment Portfolio

      As at February 28, 2003, the Company held investments in the following investee companies: (investments listed include only those, the value of which, have not been written down to zero).

(i) Genitope Corporation ("Genitope") - a privately held research and development company that holds proprietary technology having applications in the field of cancer therapy. It focuses upon the development and production of custom cancer vaccines for the treatment of Non-Hodgkin's Lymphoma. Genitope's lead product, GTOP-99, is currently in a pivotal Phase 3 Trial and has completed several Phase 2 trials. Genitope has a website at www.Genitope.com.

(ii) ExSar, Inc. (formerly Carta Proteomics, Inc.) ("ExSar") - a privately held drug discovery company dedicated to improving and accelerating the development and optimization of small molecule drugs that target cell surface receptor proteins. ExSAR states "ExSAR is a drug discovery company focused on the rational design of optimized nuclear hormone receptor (NHR) modulators with reduced receptor-mediated toxicity. ExSAR's proprietary discovery platform enables intrinsic drug activity profiling at the molecular level by illuminating the activation mechanism of drug compounds on their respective targets. ExSAR's advanced hydrogen/deuterium-exchange technology empirically visualizes the molecular mechanism of drug-target interactions and thereby affords rapid structure/activity relationships." ExSAR has a website at www.ExSAR.com.

      No representation is made by the Company that any or all of its investees:
(a) has, or will have in the immediate future, sufficient funds to continue to carry on business activities; (b) will be able to achieve any of their respective business objectives; (c) will be able to achieve or maintain profitable operations; or (d) will not be obliged to attempt to obtain additional funding.

      For additional information concerning each of the above specified investments, reference should be made to Note B of the Notes to Financial Statements contained herein and to the following subcaption.

Valuation of Investments

      Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board. See also Notes A and B of Notes To Financial Statements herein.

      The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 28, 2003, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 2002 are also set forth. Investments listed in the table include only those, the value of which, as at February 28, 2003, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                        Basis
                                2/28/03             2/28/02            Employed
                                -------             -------            --------

Genitope Corp.                $1,130,000(1)       $1,508,000(1)       Fair Value
ExSar, Inc.                   $  188,000(2)       $  188,000(2)       Fair Value
                              ----------          ----------
                              $1,318,000          $1,696,000
                              ----------          ----------

Notes to Table:

      (1) Represents equity investment - 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred owned at each date.

      (2) Represents equity investment - 33,333 shares of Common Stock, 100,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock owned at each date.

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

      For further information regarding BDC governance, please consult with www.SEC.gov.

Risk Factors Involved In Investing In A BDC

      Due to the nature of the usual investment portfolio of a BDC similar to the limited size and scope of the Company, an investment in the securities of such a BDC involves a degree of risk that exceeds the risks involved in investing in an operating company. As a BDC, such risks are applicable to the securities of the Company. The following, generally speaking, includes some, but not all, of such risks:

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

      For further details concerning the financial condition of the Company and its ability to make investments, reference should be made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

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

      (b) Holders. The number of holders of record of the Common Stock of the Company as of February 28, 2003, was approximately 215.

      (c) Dividends. No dividends on the Common Stock have been paid since the organization of the Company.

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in this annual report on Form 10-K:

                                                                       Year Ended

                                2/28/03         2/28/02           2/28/01        2/29/00          2/28/99
                                -------         -------           -------        -------          -------
Statement of Operations:
Gain (loss)
  on investments               ($428,000)     $   436,000        ($416,000)     $  403,000       ($578,000)
Interest and Dividend
 Income                               -0-              -0-     $     1,000      $   11,000     $    12,000
Consulting and other
  income                     $    32,000      $    41,000      $    32,000      $   54,000     $    67,000
Earnings (loss)                ($749,000)     $   104,000        ($703,000)     $   46,000       ($814,000)
Per share:
Earnings (loss)                   ($0.32)     $      0.04           ($0.30)     $     0.02          ($0.35)
Cash dividends                        -0-              -0-              -0-             -0-             -0-
Balance sheet:
Total assets                 $ 1,333,000      $ 1,761,000      $ 1,419,000      $1,932,000     $ 1,795,000
Shareholders' equity
  (capital deficiency)       ($1,163,000)       ($414,000)       ($518,000)     $  185,000     $   139,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies - Note 1 to our financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Security Valuation. Investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by the Board of Directors, in the exercise of its judgment, after taking into consideration various indications of value available to the Board including the financial condition and operating results of the issuer, the nature of the investment and prices paid in private sales of such securities and capital market conditions. These values may differ significantly from the values that ultimately would be realized.

Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of February 28, 2003, which consist principally of the tax benefit of net operating loss carryforwards, a capital loss carryforward and accrued expenses, amounts to $1,384,000. After consideration of all the evidence, both positive and negative, especially the fact that we have sustained operating losses during 2003, management has determined that a valuation allowance at February 28, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

Results of Operations --- The Company's principal activity is the making of investments in other companies.

      At February 28, 2003, the Company had total assets of $1,333,000, compared to $1,761,000 as at February 28, 2002 and $1,419,000 as at February 28, 2001.
Included in total assets at such dates were investments of $1,318,000 (2003), $1,748,000 (2002) and $1,387,000 (2001). Shareholders' equity (deficiency) at such dates was ($1,163,000) (2003), $(414,000) (2002) and $(518,000) (2001).
Gain (loss) on investments for such periods amounted to $(428,000) (2003), $436,000 (2002) and $(416,000) (2001). Included in such gains (losses) were
$(776,000) of realized loss on investments and $348,000 of change in unrealized gain on investments for 2003; $18,000 of realized gain on investments and $418,000 of change in unrealized gain on investments for 2002; and $56,000 of realized gain on investments and $(472,000) of change in unrealized (loss) on investments for 2001. The Company's net loss on investments of ($428,000) in 2003 is the result of 1) the write-off of the Company's investment in ValiGen ($50,000) due to the closing of ValiGen's American facilities and uncertain future, and 2) the write-down of the Company's investment in Genitope Corporation ($378,000), based on, among other things, a recently completed private placement. The Company sold the remaining 468 shares of Repligen Corporation in November 2002 and the remaining 204 shares of Tumbleweed Communications Inc. in October 2002 for aggregate sales proceeds of approximately $2,000. The sales proceeds were used to pay operating expenses. Operating expenses, including interest charges, amounted to $362,000 for 2003; $373,000 for 2002 and $320,000 for 2001. Included in operating expenses were interest charges of $29,000 for 2003, $22,000 for 2002 and $15,000 for 2001.
Income (loss) from operations, after provision (benefit) for taxes, was $(749,000) for 2003, $104,000 for 2002 and $(703,000) for 2001. Net earnings
(loss) per share were $(0.32) for 2003; $0.04 for 2002 and $(0.30) for 2001. The
weighted average number of shares of Common Stock outstanding was 2,345,335 for 2003, and 2,347,257 for 2002 and 2001.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The Company's cash position as at February 28, 2003 is $0. Amounts owing to members of the Globus family is approximately $2,402,000 as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen
E. Globus (i.e., approximately $217,000); (ii) the amount of loans payable at such date (including accrued interest) to Mr. Richard D. Globus (i.e., approximately $1,000) (iii) the amount of loans payable at such date (including accrued interest) to SRG Capital Partnership, which Messrs. Stephen E. and Richard D. Globus are the two sole partners, (i.e., approximately $238,000);
(iv) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $520,000); and (v) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,427,000. SRG Capital Partnership has periodically loaned the Company various amounts during the year:
$20,000 on March 14, 2002; $5,000 on April 18, 2002; $20,000 on May 22, 2002.
The principal loan balance at February 28, 2003 is $200,500, and accrues interest at 7.75%. Mrs. Jane Globus has also periodically loaned the Company various amounts during the year: $9,500 on May 1, 2002; $15,000 on June 18, 2002; $5,000 on June 20, 2002; $5,000 on July 18, 2002; $6,500 on July 31, 2002;
$3,500 on August 2, 2002; $5,000 on August 21, 2002; $8,000 on August 23, 2002;
$7,000 on August 26, 2002; $5,500 on September 5, 2002; $3,000 on September 17,
2002; $5,000 on September 27, 2002; $4,000 on October 2, 2002; $7,000 on October
17, 2002; $3,000 on October 23, 2002; $8,000 on November 18, 2002; $7,000 on
November 26, 2002; $5,000 on November 29, 2002; $5,000 on December 18, 2002;
$5,000 on December 30, 2002; $6,000 on January 21, 2003; $5,000 on January 29,
2003; $7,500 on February 13, 2003; $8,500 on February 18, 2003; $8,000 on
February 26, 2003. The principal loan balance at February 28, 2003 is approximately $355,000, and accrues interest at 5.0%.

      The near term liquidity of the Company, as well as its near term capital resources position, are presently principally dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company to continue to make loans to the Company if necessary. See also Note A (1) and Note C of Notes to Financial Statements elsewhere herein.

      In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $326,000 at February 28, 2001; approximately $405,000 at February 28, 2002 and approximately $455,000 at February 28, 2003. As at April 30, 2003, such indebtedness aggregated approximately $457,000. As at April 30, 2003 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $556,000. As at April 30, 2003, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,443,000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,456,000.

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

      The nature and extent of the Company's investments as at February 28, 2003 are more fully discussed in Item 1 of this Report and in Notes A and B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 appears at pages F-1 through F-9 (inclusive) of this Report, which pages follow Item 14 of this Report. The following is an Index to the referred to Financial Statements and Supplementary
Data:

Independent Auditors' Report                                                F-1
Balance Sheets as at February 28, 2003 and February 28, 2002                F-2
Statements of Operations
         For the Three Years Ended February 28, 2003                        F-3
Statements of Changes in Shareholders' Equity (Capital Deficit)
         For the Three Years Ended February 28, 2003                        F-4
Statements of Cash Flows
         For the Three Years Ended February 28, 2003                        F-5
Notes to Financial Statements                                               F-6

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York

We have audited the accompanying balance sheets of Globus Growth Group, Inc. (the "Company") as of February 28, 2003 and 2002, and the related statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[1] to the financial statements, the Company has a capital deficit and is dependent upon the sale of its investments in privately held securities to generate funds to meet its obligations together with continued financial support from its officers/shareholders, neither of which events are assured. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A[1]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note B, the financial statements include securities valued at $1,318,000 at February 28, 2003 (99% of assets) and at $1,746,000 at February 28, 2002 (99% of assets), whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.

Eisner LLP

New York, New York
May 6, 2003

GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)

                                                                                        February 28,
                                                                                ----------------------------
                                                                                   2003              2002
                                                                                -----------      -----------
ASSETS
Investments in securities, at fair value (cost of $818,000 in 2003 and
   $1,596,000 in 2002) (Notes A[2] and B)                                       $ 1,318,000      $ 1,748,000
Other assets                                                                         15,000           13,000
                                                                                -----------      -----------

                                                                                $ 1,333,000      $ 1,761,000
                                                                                ===========      ===========

LIABILITIES
Cash overdraft                                                                  $     1,000      $    15,000
Accounts payable and accrued expenses, including salaries due to officer/
   shareholders of $1,427,000 in 2003 and $1,327,000 in 2002                      1,520,000        1,417,000
Loans payable to officer/shareholders, including accrued interest of
   $226,000 in 2003 and $209,000 in 2002 (Note C)                                   455,000          405,000
Loan payable to related party, including accrued interest of $164,000 in
   2003 and $151,000 in 2002 (Note C)                                               520,000          338,000
                                                                                -----------      -----------

                                                                                  2,496,000        2,175,000
                                                                                -----------      -----------
CAPITAL DEFICIT (Note E)
Preferred stock - $.10 par value; authorized 450,000 shares; none issued
Series B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
   2,499,000 shares                                                                  25,000           25,000
Additional paid-in capital                                                        2,747,000        2,747,000
Accumulated deficit                                                              (3,894,000)      (3,145,000)
Treasury stock, at cost - 163,243 shares in 2003 and 151,743 shares in 2002         (41,000)         (41,000)
                                                                                -----------      -----------

                                                                                 (1,163,000)        (414,000)
                                                                                -----------      -----------

                                                                                $ 1,333,000      $ 1,761,000
                                                                                ===========      ===========


See notes to financial statements                                            F-2

GLOBUS GROWTH GROUP, INC.

Statements of Operations (Note A)

                                                                        Year Ended February 28,
                                                             ---------------------------------------------
                                                                 2003             2002             2001
                                                             -----------      -----------      -----------
Revenue:
   Realized (loss) gain on investments                       $  (776,000)     $    18,000      $    56,000
   Change in unrealized gain (loss) on investments               348,000          418,000         (472,000)
                                                             -----------      -----------      -----------

                                                                (428,000)         436,000         (416,000)

   Interest and dividend income                                                                      1,000
   Consulting and other income                                    32,000           41,000           32,000
                                                             -----------      -----------      -----------

                                                                (396,000)         477,000         (383,000)
                                                             -----------      -----------      -----------

Expenses:
   General and administrative (Note G)                           333,000          351,000          305,000
   Interest                                                       29,000           22,000           15,000
                                                             -----------      -----------      -----------

                                                                 362,000          373,000          320,000
                                                             -----------      -----------      -----------

(Loss) income before income taxes                               (758,000)         104,000         (703,000)
Income tax (benefit) provision                                    (9,000)               0                0
                                                             -----------      -----------      -----------

Net (loss) income                                            $  (749,000)     $   104,000      $  (703,000)
                                                             ===========      ===========      ===========

Net (loss) income per share - basic and diluted (Note F)     $     (0.32)     $      0.04      $     (0.30)
                                                             ===========      ===========      ===========

Weighted average number of common shares- basic
   and diluted                                                 2,345,335        2,347,257        2,347,257
                                                             ===========      ===========      ===========


See notes to financial statements                                            F-3

GLOBUS GROWTH GROUP, INC.

Statements of Changes in Shareholders' Equity (Capital Deficit)

                                      Common Stock                                              Treasury Stock
                              -------------------------      Additional                     ---------------------
                               Number of                      Paid-in       Accumulated     Number of
                                Shares          Amount        Capital         Deficit         Shares       Cost           Total
                              ----------      ---------      ----------     -----------      -------     --------      -----------
Balance - February 29, 2000    2,499,000      $  25,000      $2,747,000     $(2,546,000)     151,743     $(41,000)     $   185,000
Net loss                                                                       (703,000)                                  (703,000)
                              ----------      ---------      ----------     -----------      -------     --------      -----------

Balance - February 28, 2001    2,499,000         25,000       2,747,000      (3,249,000)     151,743      (41,000)        (518,000)
Net income                                                                      104,000                                    104,000
                              ----------      ---------      ----------     -----------      -------     --------      -----------

Balance - February 28, 2002    2,499,000         25,000       2,747,000      (3,145,000)     151,743      (41,000)        (414,000)
Net loss                                                                       (749,000)                                  (749,000)
Purchase of Treasury Stock                                                                    11,500
                              ----------      ---------      ----------     -----------      -------     --------      -----------

Balance - February 28, 2003    2,499,000      $  25,000      $2,747,000     $(3,894,000)     163,243     $(41,000)     $(1,163,000)
                              ==========      =========      ==========     ===========      =======     ========      ===========


See notes to financial statements                                            F-4

GLOBUS GROWTH GROUP, INC.

Statements of Cash Flows

                                                                      Year Ended February 28,
                                                              ---------------------------------------
                                                                 2003           2002           2001
                                                              ---------      ---------      ---------
Cash flows from operating activities:
   Net (loss) income                                          $(749,000)     $ 104,000      $(703,000)
   Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
        Realized loss (gain) on investments                     776,000        (18,000)       (56,000)
        Unrealized (gain) loss on investments                  (348,000)      (418,000)       472,000
        Changes in:
           Other assets                                          (2,000)        (2,000)
           Accounts payable, accrued expenses and
              accrued interest on loans                         133,000        156,000        119,000
                                                              ---------      ---------      ---------

                Net cash used in operating activities          (190,000)      (178,000)      (168,000)
                                                              ---------      ---------      ---------

Cash flows from investing activities:
   Purchase of investments                                                                    (25,000)
   Proceeds from sale of investments                              2,000         75,000         85,000
                                                              ---------      ---------      ---------

                Net cash provided by investing activities         2,000         75,000         60,000
                                                              ---------      ---------      ---------

Cash flows from financing activities:
   Cash overdraft                                               (14,000)        15,000
   Increase in loans payable to officer/shareholders            202,000         67,000         75,000
   Repayment of loans payable to officer/shareholders                                          (4,000)
                                                              ---------      ---------      ---------

                Net cash provided by financing activities       188,000         82,000         71,000
                                                              ---------      ---------      ---------

Net decrease in cash                                                  0        (21,000)       (37,000)
Cash - beginning of year                                              0         21,000         58,000
                                                              ---------      ---------      ---------

Cash - end of year                                            $       0      $       0      $  21,000
                                                              =========      =========      =========


See notes to financial statements                                            F-5

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2003 and 2002

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company and basis of presentation:

      The Company's principal activity is investing in other companies. Effective May 27, 1988, the Company elected to be treated as a Business Development Company.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's principal assets are its investments, which unless sold, do not generate any cash flow. At February 28, 2003, the Company has a capital deficit of $1,163,000. As a result, the Company has been dependent upon advances from its officer/shareholders in order to meet its obligations. The Company's ability to continue to meet its obligations is dependent upon a ready market for its investments or upon the continued financial support of the officer/shareholders including their willingness to refrain from demanding amounts due them. This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to closely monitor its investments for events and circumstances which lead to a sale of such positions. Ultimately, if a liquidity event does not occur, management will consider other alternatives including filing for bankruptcy or entering into a transaction to take the Company private. The financial statements do not include any adjustment relating to recoverability of recorded assets or the amount of liabilities that might be necessary as a result of this uncertainty.

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

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2003 and 2002

NOTE B - INVESTMENTS

                                                                                         February 28,
                                                         --------------------------------------------------------------------------
                                                                        2003                                2002
                                                         ---------------------------------  ---------------------------------------
                                                          Number of      Fair               Number of       Fair
                         Security                          Shares       Value      Cost       Shares        Value           Cost
------------------------------------------------------   ----------  ----------   --------  ---------     ----------     ----------
Common stock - .99% in 2003 and 3.72% in 2002:
   Catamount Brewing Co.*                                                                      23,215                    $  176,000
   Tumbleweed Communications Corp.                                                                204     $    1,000          7,000
   Valigen, N.V. *                                                                             85,404         50,000        444,000
   Repligen Corporation                                                                           468          1,000          1,000
   ExSAR Corporation (formerly Carta Proteomics, Inc.)      33,333   $   13,000   $ 13,000     33,333         13,000         13,000
                                                                     ----------   --------                ----------     ----------

        Total common stock                                               13,000     13,000                    65,000        641,000
                                                                     ----------   --------                ----------     ----------

Preferred stock - 99.01% in 2003 and 96.28% in 2002:
   Catamount Brewing Co. Series A Pfd.*                                                         4,286                       150,000
   Genitope Corp. Series A Pfd.                            420,858      631,000    210,000    420,858        842,000        210,000
   Genitope Corp. Series B Pfd.                            332,992      499,000    420,000    332,992        666,000        420,000
   ExSAR Corporation (formerly Carta Proteomics, Inc.)
      Series A Pfd.                                        100,000      150,000    150,000    100,000        150,000        150,000
   ExSAR Corporation (formerly Carta Proteomics, Inc.)
      Series B Pfd.                                         10,000       25,000     25,000     10,000         25,000         25,000
                                                                     ----------   --------                ----------     ----------

        Total preferred stock                                         1,305,000    805,000                 1,683,000        955,000
                                                                     ----------   --------                ----------     ----------

Total investments                                                    $1,318,000   $818,000                $1,748,000     $1,596,000
                                                                     ==========   ========                ==========     ==========

Restricted and not readily marketable securities were valued at a total fair value of $1,318,000 and $1,746,000 at February 28, 2003 and 2002, respectively, as determined by the Board of Directors. At February 28, 2002, the values of Tumbleweed Communications Corp. and Repligen Corporation are based on quoted market values (both at $1,000).

The Company invests in biotechnology, and computer technology, at February 28, 2003 - 100% in biotechnology, at February 28, 2002 - 99.9%, and 0.1%, respectively. All investments are in U.S. companies and are non-income producing.

* In fiscal 2003, the Company wrote off its investment in Valigen, N.V. and Catamount Brewing Co. and recognized a realized loss of approximately $444,000 and $326,000, respectively.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2003 and 2002

NOTE B - INVESTMENTS  (CONTINUED)

The unrealized appreciation and depreciation at the end of the Company's fiscal year end is as follows:

                                                              February 28,
                                                        ----------------------
                                                          2003          2002
                                                        --------     ---------
      Unrealized appreciation                           $500,000     $ 878,000
      Unrealized depreciation                                  0      (726,000)
                                                        --------     ---------

      Net appreciation                                  $500,000     $ 152,000
                                                        ========     =========

NOTE C - LOANS PAYABLE

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5% - 7.75% (see Note A[1]).

The estimated fair value of these financial instruments approximates their carrying amount. However, due to the nature of the relationship of the parties, the amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.

NOTE D - INCOME TAXES

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

At February 28, 2003, the Company has available NOL carryforwards for regular federal income tax purposes of approximately $801,000, which expire at various dates through 2023. In addition, the Company has available a capital loss carryforward of approximately $893,000 which expires in 2008.

The components of the deferred income tax assets and liabilities were as follows as at:

                                                            February 28,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
      Deferred tax assets (liabilities):
         Net operating loss carryforwards          $   368,000      $   332,000
         Capital loss carryforward                     411,000                0
         Accrued expenses not deductible
            for income tax purposes                    835,000          776,000
         Unrealized (gain) on investments             (230,000)         (70,000)
                                                   -----------      -----------

                                                     1,384,000        1,038,000
      Less valuation allowance                       1,384,000        1,038,000
                                                   -----------      -----------

                                                   $         0      $         0
                                                   ===========      ===========

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 28, 2003 and 2002

NOTE D - INCOME TAXES  (CONTINUED)

The amounts of income taxes (benefit) provided varied from the amounts, which would be "expected" provided at the statutory federal income tax rates in effect for the following reasons:

                                                                         February 28,
                                                            --------------------------------------
                                                              2003           2002           2001
                                                            ---------      --------      ---------
      (Benefit) tax computed based on statutory
         federal tax rate                                   $(258,000)     $ 36,000      $(239,000)
      State and local income tax, net of federal income
         tax effect                                           (90,000)       12,000        (84,000)
      Other                                                     2,000
      Tax refund resulting from law change                     (9,000)
      Change in valuation allowance                           346,000       (48,000)       323,000
                                                            ---------      --------      ---------

                                                            $  (9,000)     $      0      $       0
                                                            =========      ========      =========

NOTE E - SHAREHOLDERS' EQUITY

The Board of Directors has authorized the future sale of up to 300,000 shares of the Company's authorized, but unissued, common stock at a price of $.50 per share to individuals to be determined at the discretion of the Board. No such shares have been issued.

During 2003, the Company repurchased 11,500 shares of its common stock at $.01 per share.

NOTE F - PER SHARE DATA

Per share data is based on the weighted average number of shares of common stock outstanding.

NOTE G - RELATED PARTY TRANSACTIONS

The Company incurred approximately $21,000 for rent to a company affiliated with a shareholder for each of the years ended February 28, 2003, 2002 and 2001.

NOTE H - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               Fiscal 2003                                           Fiscal 2002
                          ------------------------------------------------------    ----------------------------------------------
                             First         Second          Third         Fourth      First        Second       Third       Fourth
                            Quarter        Quarter        Quarter        Quarter    Quarter       Quarter      Quarter    Quarter
                          ----------     ----------     ----------     ----------   --------     --------    ----------   --------
Gain (loss) on
   investments                           $   (1,000)    $  (50,000)    $ (377,000)  $(32,000)    $(22,000)   $    5,000   $485,000
Consulting and
   other income           $   32,000                                                  15,000       11,000                   15,000
                          ----------     ----------     ----------     ----------   --------     --------    ----------   --------

Total                     $   32,000     $   (1,000)    $  (50,000)    $ (377,000)  $(17,000)    $(11,000)   $    5,000   $500,000
                          ==========     ==========     ==========     ==========    =======     ========    ==========    =======

Net (loss) income         $  (48,000)    $  (81,000)    $ (139,000)    $ (481,000)  $(94,000)   $(102,000)   $  (73,000)  $373,000
                          ==========     ==========     ==========     ==========    =======     ========    ==========    =======

(Loss) earnings per
   share - basic and
   Diluted                $    (0.02)    $    (0.03)    $    (0.06)    $    (0.21)   $ (0.04)    $  (0.04)   $    (0.03)   $  0.16
                          ==========     ==========     ==========     ==========    =======     ========    ==========    =======

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

      STEPHEN E. GLOBUS, age 56, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer. He is a director of Nematron Corporation, a publicly held company, and Plasmaco, Inc., a wholly-owned subsidiary of Matsushita (Panasonic).

      RICHARD D. GLOBUS, age 56, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

      STANLEY WUNDERLICH, age 57, is currently managing director of KSCA, a global Public Relations company. Stanley Wunderlich is the former founding partner of Consulting For Strategic Growth, Ltd., an investor relations firm and The Renaissance Group, Ltd., and Krieger Wunderlich, Fialkov, Scheinman & Company; two investment banking firms. Mr. Wunderlich was in charge of corporate development for clients within the above-mentioned firms. In addition, he was responsible for activities including initial public offerings, private placements of equities and institutional private equity offerings. He holds a law degree from LaSalle Law School. He has been a director of the Company since his election as such on December 3, 1992.

      RONALD J. FRANK, age 52, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

      JOSEPH MANCUSO, age 62, holds an Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso is a director of TEAM Mucho, Inc. and has been a director of the Company since his election as such on December 3, 1992.

      LISA VISLOCKY, age 45, is a Certified Public Accountant and holds an MBA in Federal Taxation from Fairleigh Dickinson University. She has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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

Item 11. EXECUTIVE COMPENSATION

(a) (b) Summary Compensation Table:

                                                                    Long Term Compensation
                                         Annual Compensation                 Awards           Payouts
(a)                     (b)        (c)           (d)         (e)        (f)          (g)         (h)         (i)
                                                            Other                 Securities
                                                           Annual    Restricted   underlying     other       All
Name and                                                   Compen-     Stock       Options/      LTIP       Compen-
Principal              Year       Salary        Bonus       sation    Award(s)      SAR's       Payouts     sation
Position              Ended        ($)           ($)         ($)        ($)          ($)          ($)         ($)
-------------------------------------------------------------------------------------------------------------------
Stephen E.
Globus,
CEO                   2/28/03     50,000           --         --         --           --           --         --
                      2/28/02     50,000           --         --         --           --           --         --
                      2/28/01     50,000           --         --         --           --           --         --

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

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements -- Not Applicable.

(i) Report on Repricing of Options/SAR's -- Not Applicable.

(j) Compensation Committee Interlocks and Insider Participation -- The Board of Directors of the Company did not have any compensation committee or board committee performing equivalent functions during the fiscal year ended February 28, 2003. Messrs. Stephen E. and Richard D. Globus participated in all deliberations and decisions of the Board of Directors of the Company during that fiscal year.

(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.

(l) Performance Graph -- Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2003, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                                 Approximate
                                    Amount and Nature of           Percent
      Name                        Beneficial Ownership (1)      of Class (2)
      ----                        ------------------------      ------------
Stephen E. Globus*                       514,750(3)                  22
Richard D. Globus*                       513,750                     22
Ronald P. Globus*                        500,000                     21
Ronald J. Frank                            1,000                     (4)
Stanley Wunderlich                          none                     --
Joseph Mancuso                              none                     --
Jane Globus*                             312,292(5)                  13

All Directors and Officers
   as a Group(6 persons)               1,044,500                     45(2)

* 44 West 24th Street, New York, NY 10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of April 30, 2003, (2,335,757).

(3) Includes 1,000 shares held for benefit of son.

(4) Less than 1%.

(5) 16,500 shares are held of record and beneficially and the remainder are beneficially owned. Mrs. Globus is the mother of the three Globus brothers who disclaim any beneficial ownership of the shares owned by her.

             Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time Messrs. Stephen E. and Richard D. Globus have made loans to the Company. For details as to amounts owed to them by the Company, reference should be made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Commencing March 1, 1988, loans owing to Stephen E. Globus (the principal amount of which was approximately $215,000 at such date) with accrued interest at the rate of 5% per annum, and commencing May 14, 1999, loans owing to SRG Capital Partnership (the principal amount of which was approximately $150,000 at such date) accrued interest at the rate of 7.75% per annum. The Company is also indebted to Messrs. Stephen E. and Richard D. Globus for unpaid salaries and is indebted to Ms. Jane Globus for monies loaned to it by her. For details as to amounts owed, reference should be made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Item 14. CONTROLS AND PROCEDURES.

      Within the 90-day period prior to the filing of this annual report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer. Based on that evaluation, the chief executive officer and principal accounting officer have concluded that our current disclosure controls and procedures, as designed and implemented, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls. There were no significant material weaknesses identified in the course of such review and evaluation and therefore no corrective measures were taken by the Company.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) (2) Financial Statements and Financial Statement Schedules

      A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8 of this Report, which list is incorporated herein by reference.

      (a) (3) Exhibits

      Exhibit A

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

      99          Certification pursuant to Section 906 of Sarbanes-Oxley Act of
                  2002

(b)   Reports on Form 8-K

      During the last quarter of the period covered by this Report, no reports on Form 8-K were filed.

Exhibit A

                                                              June 12, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

                          Re: Globus Growth Group, Inc.
                                 File No. 0-9987

Dear Sirs:

      We refer to the accompanying periodic report on Form 10-K. To the best of the knowledge of each of the undersigned, this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information contained in this report fairly presents in all material respects the Registrant's financial condition and results of operations as of the periods stated.

                                                   Very truly yours,


                                                   /s/Stephen E. Globus
                                                   Stephen E. Globus
                                                   Chief Executive Officer


                                                   /s/Lisa Vislocky
                                                   Lisa Vislocky
                                                   Principal Accounting Officer

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

Dated: New York, NY
       June 12, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

        Signature                       Title                     Date
        ---------                       -----                     ----

/s/ Stephen E. Globus
----------------------         Chairman of the Board,
Stephen E. Globus              Principal Executive Officer        June 12, 2003

/s/ Richard D. Globus
----------------------
Richard D. Globus              President, Director                June 12, 2003

/s/ Lisa Vislocky
----------------------
Lisa Vislocky                  Vice President                     June 12, 2003

/s/ Stanley Wunderlich
----------------------
Stanley Wunderlich             Director                           June 12, 2003

/s/ Ronald J. Frank
----------------------
Ronald J. Frank                Director                           June 12, 2003


----------------------
Joseph Mancuso                 Director                           June 12, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen E. Globus, Chief Executive officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Globus Growth Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 12, 2003                                          /s/ Stephen E. Globus
                                                       -----------------------
                                                       Stephen E. Globus
                                                       Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Lisa Vislocky, Principal Accounting Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Globus Growth Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 12, 2003                                       /s/ Lisa Vislocky
                                                    ----------------------------
                                                    Lisa Vislocky
                                                    Principal Accounting Officer