Form 10-Q
period 2003-05-31
GLOBUS GROWTH GROUP INC
filed 2003-07-15
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      from the transition period from _____ to ______

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 2,499,000 (including 163,243 held in treasury)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                      May 31,          February 28,
                                                                       2003                2003
                                                                    -----------        ------------
ASSETS                                                              (Unaudited)        (See Note 1)

Cash                                                                $     1,000
Investments in Securities (Note 3)                                  $ 1,318,000        $ 1,318,000
Other Assets                                                        $    18,000        $    15,000
                                                                    -----------        -----------
TOTAL                                                               $ 1,337,000        $ 1,333,000
                                                                    -----------        -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Cash overdraft                                                    $         0        $     1,000
  Accounts payable and accrued expenses                             $ 1,527,000        $ 1,520,000
  Loans payable to officers/shareholders                            $   458,000        $   455,000
  Demand loan payable to related party                              $   596,000        $   520,000
                                                                    -----------        -----------
Total Liabilities                                                   $ 2,581,000        $ 2,496,000
                                                                    -----------        -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                                $    25,000        $    25,000
Additional paid in capital                                          $ 2,747,000        $ 2,747,000
Treasury Stock, 163,243 shares                                      ($   41,000)       ($   41,000)
Accumulated deficit                                                 ($3,975,000)       ($3,894,000)
                                                                    -----------        -----------
Total stockholders' deficiency                                      ($1,244,000)       ($1,163,000)
                                                                    -----------        -----------
TOTAL                                                               $ 1,337,000        $ 1,333,000
                                                                    -----------        -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS
      (Unaudited)

                                                          Three Months
                                                          Ended May 31,
                                                     2003               2002
                                                 -----------        -----------

Consulting and other income - related party               $0            $32,000
                                                 -----------        -----------
TOTAL                                                     $0            $32,000
                                                 -----------        -----------

Expenses:
   General and administrative                        $73,000            $73,000
   Interest                                           $8,000             $7,000
                                                 -----------        -----------
TOTAL                                                $81,000            $80,000

Loss from operations before taxes                   ($81,000)          ($48,000)
Benefit/(Provision) for taxes                             $0                 $0
                                                 -----------        -----------
Net Loss                                            ($81,000)          ($48,000)
                                                 -----------        -----------

Net Loss per share of common stock -
   Basic and diluted  (Note 2)                        ($0.03)            ($0.02)
Weighted Average Number of shares of
    Stock Outstanding - Basic and diluted
   (Note 2)                                        2,335,757          2,347,257
                                                 -----------        -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
      (Unaudited)

                                                                         Three Months
                                                                         Ended May 31,
                                                                      2003          2002
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                     ($81,000)     ($48,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                           $14,000       $10,000
             (Increase) in other assets                              ($3,000)      ($1,000)
                                                                    --------      --------

             Net cash used in operating activities                  ($70,000)     ($39,000)
             ------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                  ($1,000)     ($15,000)
       Increase in loans payable to shareholders                     $72,000       $10,000
       Increase in loans payable to officers/shareholders                          $45,000
                                                                    --------      --------

             Net cash provided by financing activities               $71,000       $40,000
             ------------------------------------------------------------------------------

Net increase in cash                                                  $1,000        $1,000

Cash - beginning of period                                                $0            $0
                                                                    --------      --------

Cash - end of period                                                  $1,000        $1,000
                                                                    --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                     $0            $0
             Income Taxes                                                 $0            $0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                Notes to Condensed Financial Statements
                                            (Unaudited)         May 31, 2003

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 2003, the results of operations for the three months ended May 31, 2003 and 2002, and statements of cash flows for the three months ended May 31, 2003 and 2002.

      The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 28, 2003.

      The balance sheet at February 28, 2003 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

Note 2 - Earnings Per Share

      Per share date are based on the weighted average number of common shares outstanding during the period.

Note 3 - Investments

      As of February 28, 2003 and May 31, 2003, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

(Continued on next page)

                                                  May 31,                            February 28,
                                                   2003                                  2003
                                                   ----                                  ----

                                   No.                                     No.
                                  Shares        Value         Cost        Shares        Value         Cost
                                  ------        -----         ----        ------        -----         ----
Common Stock
ExSAR Corp.                       33,333     $   13,000     $ 13,000      33,333     $   13,000     $ 13,000
                                             ----------     --------                 ----------     --------

Total Common Stock                           $   13,000     $ 13,000                 $   13,000     $ 13,000
                                             ----------     --------                 ----------     --------

Preferred Stock
Genitope Corp. Series A Pfd.     420,858     $  631,000     $210,000     420,858     $  631,000     $210,000
Genitope Corp. Series B Pfd.     332,992     $  499,000     $420,000     332,992     $  499,000     $420,000
ExSAR Corp. Series A Pfd.        100,000     $  150,000     $150,000     100,000     $  150,000     $150,000
ExSAR Corp. Series B Pfd.         10,000     $   25,000     $ 25,000      10,000     $   25,000     $ 25,000
                                             ----------     --------                 ----------     --------

Total Preferred Stock                        $1,305,000     $805,000                 $1,305,000     $805,000
                                             ----------     --------                 ----------     --------

Total Investments                            $1,318,000     $818,000                 $1,318,000     $818,000
                                             ----------     --------                 ----------     --------

*At May 31, 2003 and February 28, 2003, all investments represent securities which are not readily marketable and which are carried at fair value.

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

      At May 31, 2003, the Company had total assets of $1,337,000 compared to total assets of $1,333,000 at February 28, 2003. Included in total assets were investments of $1,318,000 at May 31, 2003 and February 28, 2003. Shareholders deficiency was ($1,244,000) at May 31, 2003 and ($1,163,000) at February 28,
2003. There was no change in the fair value of the investments from February 28, 2003 to May 31, 2003. Operating expenses, including interest charges, amounted to $81,000 for the three months ended May 31, 2003 and $80,000 for the three months ended May 31, 2002. (Loss) from operations was ($81,000) for the three-month period ended May 31, 2003 compared to ($48,000) for the three-month period ended May 31, 2002. Net (loss) per share was ($0.03) for the three months ended May 31, 2003 compared to ($0.02) for the three months ended May 31, 2002. The weighted average number of shares of Common Stock outstanding at May 31, 2003 is 2,335,757 and 2002 is 2,347,257.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $217,000 at May 31, 2003 and February 28, 2003. Loans payable, including accrued interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 at May 31, 2003 and February 28, 2003. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $240,000 at May 31, 2003, an increase of $2,000 from $238,000 at February 28, 2003. This increase was due to an increase in accrued interest of approximately $2,000. At May 31, 2003, loans payable, including accrued interest, to another member of the Globus family, Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $596,000, an increase of $72,000 in additional loans and $4,000 in accrued interest from February 28, 2003. At May 31, 2003, unpaid salary owing to Mr. Stephen E. Globus was $741,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $710,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,505,000.

      There are in fact presently no known events that can be considered certain to occur which would materially change favorably either the short term or long term liquidity (i.e., ability of the Company to generate adequate amounts of cash to meet its needs for cash) or capital resources position (i.e., source of funds) of the Company from that in which it presently finds itself, and, absent continuation of the presently existing loans without call for payment, or additional loans, from the Globus family, the present liquidity and capital resources position of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10-K Report for its fiscal year ended February 28, 2003 to which Item reference is hereby made. Reference is also hereby made to Item 1 and Item 7 of such Report and to the Financial Statements and notes thereto contained in such Report for information concerning the Company's investments and its financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

            As of July 15, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of July 15, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 15, 2003.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            See Exhibit A (next page)

      (b) Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

Exhibit A

                                                July 15, 2003

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

Date: July 15, 2003

                                                       GLOBUS GROWTH GROUP, INC.
                                                                    (Registrant)


                                                           /s/ Stephen E. Globus
                                                               Stephen E. Globus
                                                          Chairman of the Board,
                                                     Principal Executive Officer


                                                            /s/ Lisa M. Vislocky
                                                                Lisa M. Vislocky
                                                    Principal Accounting Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions which regard to significant deficiencies and material weaknesses.

July 15,2003


                                        /s/ Stephen E. Globus
                                        Stephen E. Globus
                                        Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions which regard to significant deficiencies and material weaknesses.

July 15,2003


                                        /s/ Lisa M. Vislocky
                                        Lisa M. Vislocky
                                        Principal Accounting Officer