Form 10-Q
period 2003-08-31
GLOBUS GROWTH GROUP INC
filed 2003-10-15
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED August 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                    August 31,       February 28,
                                                                      2003               2003
                                                                   -----------       ------------
ASSETS                                                             (Unaudited)       (See Note 1)

Investments in Securities (Note 3)                                 $ 1,318,000       $ 1,318,000
Other Assets                                                       $    18,000       $    15,000
                                                                   -----------       -----------
TOTAL                                                              $ 1,336,000       $ 1,333,000
                                                                   -----------       -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities
  Cash overdraft                                                   $     3,000       $     1,000
  Accounts payable and accrued expenses                            $ 1,536,000       $ 1,520,000
  Loans payable to officers/shareholders                           $   461,000       $   455,000
  Demand loan payable to related party                             $   621,000       $   520,000
                                                                   -----------       -----------
Total Liabilities                                                  $ 2,621,000       $ 2,496,000
                                                                   -----------       -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                               $    25,000       $    25,000
Additional paid in capital                                         $ 2,747,000       $ 2,747,000
Treasury Stock, 163,243 shares                                        ($41,000)         ($41,000)
Accumulated deficit                                                ($4,016,000)      ($3,894,000)
                                                                   -----------       -----------
Total stockholders' deficiency                                     ($1,285,000)      ($1,163,000)
                                                                   -----------       -----------
TOTAL                                                              $ 1,336,000       $ 1,333,000
                                                                   -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS
      (Unaudited)

                                                         Three Months                          Six Months
                                                       Ended August 31,                     Ended August 31,
                                                    2003               2002              2003              2002
                                                 -----------       -----------       -----------       -----------
Gain (loss) on investments:
   Unrealized                                    $         0           ($1,000)      $         0           ($1,000)
                                                 -----------       -----------       -----------       -----------
Total                                            $         0           ($1,000)      $         0           ($1,000)
Dividend Income                                  $         0       $         0       $         0       $         0
Consulting and other income - related party      $    41,000       $         0       $    41,000       $    32,000
                                                 -----------       -----------       -----------       -----------
TOTAL                                            $    41,000           ($1,000)      $    41,000       $    31,000

Expenses:
   General and administrative                    $    74,000       $    73,000       $   147,000       $   146,000
   Interest                                      $     8,000       $     7,000       $    16,000       $    14,000
                                                 -----------       -----------       -----------       -----------
TOTAL                                            $    82,000       $    80,000       $   163,000       $   160,000

Loss from operations before taxes                   ($41,000)         ($81,000)        ($122,000)        ($129,000)
Benefit/(Provision) for taxes                    $         0       $         0       $         0       $         0
                                                 -----------       -----------       -----------       -----------
Net Loss                                            ($41,000)         ($81,000)        ($122,000)        ($129,000)
                                                 -----------       -----------       -----------       -----------

Net Loss per share of common stock -
   Basic and diluted  (Note 2)                        ($0.02)           ($0.03)           ($0.05)           ($0.05)
Weighted Average Number of shares of
    Stock Outstanding - Basic and diluted
   (Note 2)                                        2,335,757         2,347,257         2,335,757         2,347,257
                                                 -----------       -----------       -----------       -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
     (Unaudited)

                                                                             Six Months
                                                                          Ended August 31,
                                                                        2003            2002
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                      ($122,000)      ($129,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Unrealized loss on investments                          $       0       $   1,000
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                           $  32,000       $  34,000
             (Increase) in other assets                                ($3,000)        ($3,000)
                                                                     ---------       ---------

             Net cash used in operating activities                    ($93,000)       ($97,000)
             ---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase/(decrease) in cash overdraft                         $   2,000        ($13,000)
       Increase in loans payable to shareholders                     $       0       $  65,000
       Increase in loans payable to officers/shareholders            $  91,000       $  45,000
                                                                     ---------       ---------

             Net cash provided by financing activities               $  93,000       $  97,000
             ---------------------------------------------------------------------------------

Net increase in cash                                                 $       0       $       0

Cash - beginning of period                                           $       0       $       0
                                                                     ---------       ---------

Cash - end of period                                                 $       0       $       0
                                                                     ---------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                $       0       $       0
             Income Taxes                                            $       0       $       0

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                Notes to Condensed Financial Statements
                                            (Unaudited)        August 31, 2003

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of August 31, 2003, the results of operations for the three and six months ended August 31, 2003 and 2002, and statements of cash flows for the six months ended August 31, 2003 and 2002.

      The results of operations for the six months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investments

      As of February 28, 2003 and August 31, 2003, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

(Continued on next page)

                                               August 31,                                February 28,
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

Note: At August 31, 2003 and February 28, 2003 all investments represent securities which are not readily marketable and which are carried at fair value.

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

      At August 31, 2003, the Company had total assets of $1,336,000 compared to total assets of $1,333,000 at February 28, 2003. Included in total assets were investments of $1,318,000 at August 31, 2003 and February 28, 2003. Shareholders deficiency was ($1,285,000) at August 31, 2003 and ($1,163,000) at February 28, 2003. There was no change in the fair value of the investments from February 28, 2003 to August 31, 2003. Operating expenses, including interest charges, amounted to $82,000 for the three months ended August 31, 2003 and $80,000 for the three months ended August 31, 2002. Operating expenses, including interest charges, amounted to $163,000 for the six months ended August 31, 2003 compared to $160,000 for the six months ended August 31, 2002. (Loss) from operations was ($41,000) for the three-month period ended August 31, 2003 compared to ($81,000) for the three-month period ended August 31, 2002. (Loss) from operations was ($122,000) for the six months ended August 31, 2003 compared to ($129,000) for the six months ended August 31, 2002. Net (loss) per share was ($0.02) for the three months ended August 31, 2003 compared to ($0.03) for the three months ended August 31, 2002. Net (loss) per share was ($0.05) for the six months ended August 31, 2003 and August 31, 2002. The weighted average number of shares of Common Stock outstanding at August 31, 2003 is 2,335,757 and is 2,347,257 at August 31, 2002.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $217,000 at August 31, 2003 and February 28, 2003. Loans payable, including accrued interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 at August 31, 2003 and February 28, 2003. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $243,000 at August 31, 2003, an increase of $5,000 from $238,000 at February 28, 2003. This increase was due to an increase in accrued interest of approximately $5,000. At August 31, 2003, loans payable, including accrued interest, to another member of the Globus family, Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $621,000, an increase of $102,000 from February 28, 2003. This increase was due to an increase of $91,000 in additional loans used for operating expenses and an increase of $11,000 in accrued interest. At August 31, 2003, unpaid salary owing to Mr. Stephen E. Globus was $754,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $723,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,559,000.

In September, 2003, Genitope Corporation announced its plans to have a public offering in the calendar year 2003. At the time of the Company's 10-Q filing, the final terms and conditions have not been set and this offering has not been completed. Globus Growth Group's management expects that if such event occurs, its holdings in Genitope will be under a "lock-up letter" condition which will require the Company to wait before selling its holdings. Management believes that only after this offering is completed and its lock-up terms have expired, that its chief holding, Genitope, will be liquid for equity sales. Until that occurs, the Globus family will continue to bridge the capital and liquidity requirements through additional short term loans. Samuel
T. Globus and Dorothy S. Globus, the adult children of Stephen E. Globus, own 133,333 shares of Genitope, which was purchased from Genitope's private offering finalized in June of 2003.

The present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 2003 to which Item reference is hereby made. Reference is also made to Item 1 and Item 7 of such Report and to the Financial Statements and notes contained in such Report for information concerning the Company's investments and its financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

      As of October 15, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 15, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 15, 2003.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit A (next page)

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

  Exhibit A

                                              October 15, 2003

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

                                        Very truly yours,


                                        /s/Stephen E. Globus
                                        Stephen E. Globus
                                        Chief Executive Officer


                                        /s/Lisa M. Vislocky
                                        Lisa M. Vislocky
                                        Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2003

                                                GLOBUS GROWTH GROUP, INC.
                                                (Registrant)


                                                /s/ Stephen E. Globus
                                                STEPHEN E. GLOBUS
                                                Chief Executive Officer


                                                /s/ Lisa M. Vislocky
                                                LISA M. VISLOCKY
                                                Chief Financial Officer