Form 10-Q
period 2003-11-30
GLOBUS GROWTH GROUP INC
filed 2004-01-14
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED November 30, 2003

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition from _____ to _____

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

               APPLICABLE ONLY T0 ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                        November 30,         February 28,
                                                                            2003                 2003
                                                                        ------------         ------------
ASSETS                                                                  (Unaudited)          (See Note 1)

Cash                                                                         $3,000
Investments in Securities (Note 3)                                       $2,650,000           $1,318,000
Other Assets                                                                $17,000              $15,000
                                                                        -----------          -----------
TOTAL                                                                    $2,670,000            1,333,000
                                                                        -----------          -----------

LIABILITIES /AND STOCKHOLDERS' EQUITY

Liabilities
     Cash overdraft                                                                               $1,000
     Accounts payable and accrued expenses                               $1,561,000           $1,520,000
     Loans payable to officers/ shareholders                               $464,000             $455,000
     Demand loan payable to related party                                  $687,000             $520,000
                                                                        -----------          -----------
Total Liabilities                                                        $2,712,000           $2,496,000
                                                                        -----------          -----------

Stockholders' equity (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
         None Issued
Series B convertible preferred clock - $.10 par value
         Authorized - 50,000 shares, None issued
Common stock- $.01 par value, Authorized - 4,500,000
         shares, Issued 2,499,000 share, Outstanding
         2,335,757 shares                                                   $25,000              $25,000
Additional paid in capital                                               $2,747,000           $2,747,000
Treasury Stock, 163,243 shares                                             ($41,000)            ($41,000)
Accumulated deficit                                                     ($2,773,000)         ($3,894,000)
                                                                        -----------          -----------
Total stockholders' deficiency                                             ($42,000)         ($1,163,000)
                                                                        -----------          -----------
TOTAL                                                                    $2,670,000           $1,333,000
                                                                        -----------          -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS

       (Unaudited)

                                                           Three Months                       Nine Months
                                                        Ended November 30,                Ended November 30,
                                                      2003             2002             2003             2002
                                                   ----------      -----------       ----------      -----------
Gain (loss) on investments:
   Realized                                                $0         ($56,000)              $0         ($56,000)
   Unrealized                                      $1,332,000           $6,000       $1,332,000           $5,000
                                                   ----------      -----------       ----------      -----------
Total                                              $1,332,000          (50,000)      $1,332,000         ($51,000)
Dividend income                                            $0               $0               $0               $0
Consulting and other income - related party                $0               $0          $41,000          $32,000
                                                   ----------      -----------       ----------      -----------
TOTAL                                              $1,332,000         ($50,000)      $1,373,000         ($19,000)

Expenses:
   General and administrative                         $80,000          $90,000         $227,000         $236,000
   Interest                                            $9,000           $8,000          $25,000          $22,000
                                                   ----------      -----------       ----------      -----------
TOTAL                                                 $89,000          $98,000         $252,000          258,000

Income/(Loss) from operations before taxes         $1,243,000        ($148,000)      $1,121,000        ($277,000)
Benefit/(Provision) for taxes                              $0          ($9,000)              $0          ($9,000)
                                                   ----------      -----------       ----------      -----------
Net Income/(Loss)                                  $1,243,000        ($139,000)      $1,121,000        ($268,000)
                                                   ----------      -----------       ----------      -----------

Net Income/(Loss) per share of common stock -
   Basic and diluted (Note 2)                           $0.53           ($0.06)           $0.48           ($0.11)
Weighted Average Number of shares of
   Stock Outstanding - Basic and diluted
   (Note 2)                                         2,335,757        2,347,257        2,335,757        2,347,257
                                                   ----------      -----------       ----------      -----------

(See Accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
      (Unaudited)

                                                                                 Nine Months
                                                                             Ended November 30,
                                                                            2003             2002
                                                                        -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(Loss)                                                     $1,121,000       ($268,000)
   Adjustments to reconcile net income/ (loss) to net cash used in operating activities:
      Realized loss on investments                                               $0         $56,000
      Unrealized (gain) on investments                                  ($1,332,000)        ($5,000)
      Increase in accounts payable, accrued expenses and
         accrued interest on loans                                          $66,000         $16,000
      (Increase) in other assets                                            ($2,000)        ($3,000)
                                                                        -----------       ---------

      Net cash used in operating activities                              ($147,000)       ($144,000)
      ---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                             $0          $2,000
                                                                        -----------       ---------

      Net cash provided by investing activities                                  $0          $2,000
      ---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) in cash overdraft                                             ($1,000)       ($15,000)
   Increase in loans payable to shareholders                               $151,000
   Increase in leans payable to officers/ shareholders                           $0        $157,000
                                                                        -----------       ---------

      Net cash provided by financing activities                            $150,000        $142,000
      ---------------------------------------------------------------------------------------------

Net increase in cash                                                         $3,000              $0

Cash - beginning of period                                                       $0              $0
                                                                        -----------       ---------

Cash - end of period                                                         $3,000              $0
                                                                        -----------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                   $0              $0
      Income Taxes                                                               $0              $0

(See accompanying Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.                Notes to Condensed Financial Statements
                                             (Unaudited)    November 30, 2003

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of November 30, 2003, the results of operations for the three and nine months ended November 30, 2003 and 2002, and statements of cash flows for the nine months ended November 30, 2003 and 2002.

      The results of operations for the nine months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form l0-K for the year ended February 28, 2003.

      The balance sheet at February 28, 2003 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

Note 2 - Earnings Per Share

      Per share data are based on the weighted average number of common shares outstanding during the period.

Note 3 - Investments

      As of February 28, 2003 and November 30, 2003, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statement; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

(Continued on next page)

GLOBUS GROWTH GROUP, INC.    Notes to Condensed Financial Statements (Unaudited)
                                                               November 30, 2003

Note 3 - Investments (Continued)

                                                November 30,                                February 28,
                                                    2003                                        2003
                                                    ----                                        ----

                                       No.                                         No.
                                     Shares         Value          Cost          Shares         Value          Cost
                                     ------         -----          ----          ------         -----          ----
Common Stock*
ExSAR Corp.                          33,333      $   13,000      $ 13,000        33,333      $   13,000      $ 13,000
Genitope Corporation                251,283      $2,462,000      $630,000
                                                 ----------      --------                    ----------      --------

Total Common Stock                               $2,475,000      $643,000                    $   13,000      $ 13,000
                                                 ----------      --------                    ----------      --------

Preferred Stock*
Genitope Corp. Series A Pfd.                                                    420,958      $  631,000      $210,000
Genitope Corp. Series B Pfd.                                                    332,992      $  499,000      $420,000
ExSAR Corp. Series A Pfd.           100,000      $  150,000      $150,000       100,000      $  150,000      $150,000
ExSAR Corp. Series B Pfd.            10,000      $   25,000      $ 25,000        10,000      $   25,000      $ 25,000
                                                 ----------      --------                    ----------      --------

Total Preferred Stock                            $  175,000      $175,000                    $1,305,000      $805,000
                                                 ----------      --------                    ----------      --------

Total Investments                                $2,650,000      $818,000                    $1,318,000      $818,000
                                                 ----------      --------                    ----------      --------

* Represent investments in restricted securities and securities which are not readily marketable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Prior to fiscal 1987, the Company was engaged in the camera and photography business. On February 28,1986, the Company sold its operating business to an affiliated company and since that date the Company's principal activity has been the making of investments in other companies

      At November 30, 2003, the Company had total assets of $2,670,000 compared to total assets of $1,333,000 at February 28, 2003. Included in total assets were investments of $2,650,000 at November 30, 2003 and $1,318,000 at February 28, 2003. The increase in investments is due to an increase in the value of the Company's investment in Genitope Corporation. Shareholders deficiency was ($42,000) at November 30, 2003 and ($1,163,000) at February 28, 2003. Operating
expenses, including interest charges, amounted to $89,000 for the three months ended November 30, 2003 and $98,000 for the three months ended November 30, 2002. Operating expenses, including interest charges, amounted to $252,000 for the nine months ended November 30, 2003 compared to $258,000 for the nine months ended November 30, 2002. Income from operations was $1,243,000 for the three-month period ended November 30, 2003 compared to a loss of ($1,390,000) for the three-month period ended November 30, 2002. Income from operations was $1,121,000 for the nine months ended November 30, 2003 compared to a loss of ($268,000) for the nine months ended November 30, 2002. Net income per share was $0.53 for the three months ended November 30, 2003 compared to a net loss per share of ($0.06) for the three months ended November 30, 2002. Net income per share was $0.48 for the nine months ended November 30, 2003 compared to a net loss per share of ($0.11) at November 30, 2002. The weighted average number of shares of Common Stock outstanding at November 30, 2003 is 2,335,757 and is 2,347,257 at November 30, 2002.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near terms capital resources position, are presently dependent upon the continued willingness, as to which there can be. no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable, including accrued interest, to Mr. Stephen F. Globus (his individual account) amounted to $218,000 at November 30, 2003, an increase of $1,000 from $217,000 at February 28, 2003. This increase is due to an increase in accrued interest of approximately $1,000. Loans payable, including accrued interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 at November 30, 2003 and February 28, 2003. Loans payable to Messrs. Stephen F. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $245,000 at November 30, 2003, an increase of $7,000 from $238,000 at February 28, 2003. This increase is due to an increase in accrued interest of approximately $7,000. At November 30, 2003, loans payable, including accrued interest, to another member of the Globus family, Ms. Jane Globus (the mother of Stephen F. and Richard D. Globus), amounted to approximately $686,000, an increase of $167,000 from $719,000 at February 28, 2003. This increase was due to an increase of $151,000 in additional loans used for operating expenses and an increase of $16,000 in accrued interest. At November 30, 2003, unpaid salary owing to Mr. Stephen F. Globus was $766,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $735,000; so that at such date the total of monies owed to Messrs. Stephen F. Globus, Richard D. Globus and Ms Jane Globus aggregated approximately $2,651,000.

On October 30, 2003, Genitope Corporation completed its public offering opening at $9.00 per share. The 420,858 shares of Genitope Corporation Series A Preferred and 332,992 shares of Series B Preferred converted into 251,283 common public shares of Genitope Corporation. The bid price per share on

November 28, 2003, the last trading day of the quarter, was $12.25. The management of Globus Growth Group has determined that a twenty percent discount from the quoted market price of Genitope is appropriate considering the lockup provision of the Company's holdings. Globus Growth Group's holdings in Genitope is under a six month IPO lockup, which expires on April 27, 2004. Management believes that only after its lock-up terms has expired, that its chief holding, Genitope, will be liquid for equity sales. Until that occurs, the Globus family will continue to bridge the capital and liquidity requirements through additional short-term loans. Samuel T. Globus and Dorothy S. Globus, the adult children of Stephen F. Globus, own 22,617 and 22,222 shares, respectively, of Genitope Corporation, which was purchased from Genitope's private offering finalized in June of 2003.

The present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 28, 2003 to which Item reference is hereby made. Reference is also made to Item 1 and Item 7 of such Report and to the Financial Statements and note contained in such Report for information concerning the Company's investments and its financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

      As of January 14, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 14, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 14, 2004.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit A (next page)

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

Exhibit A

                                        January 14, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20,549

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

Date: January 14, 2004

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