Form 10-K
period 2004-02-29
GLOBUS GROWTH GROUP INC
filed 2004-06-14
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended February 29, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K N/A

The number of shares of the Registrant's Common Stock issued and outstanding as at May 1, 2004 was 2,335,757 (excluding 163,243 shares held in the Registrant's treasury). Of the outstanding shares, a total of 1,840,792 are deemed to be held by affiliates and 494,965 are held by non-affiliates. It is not possible to calculate the aggregate market value of the shares held by non-affiliates as there is no public trading market for the Common Stock of the Registrant. See also Item 5 of this Report.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The common shares of the Company have not been publicly traded in five years. The last transaction of common stock was a purchase of 11,500 shares of common stock at $0.01 per share. Said price was determined by an existing shareholder offering said stock to the Company for purchase into treasury. However, it is the Company's opinion that it is not possible to accurately calculate the aggregate market value as there is no trading market for the common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                        This report consists of 48 Pages

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

      On June 8, 2004, the Company entered into a share exchange agreement ("Exchange Agreement") with China Biopharmaceuticals Holdings, Inc., a Delaware corporation (the "China Holdings"), China Biopharmaceuticals Corp., a British Virgin Islands company ("CBC"), the holding company which shall own a 90% ownership interest in NanJing Keyuan Pharmaceutical R&D Co., Ltd. ("Keyuan"), Keyuan, a company established in the People's Republic of China ("China") and engaged in the drug discovery and manufacturing business in China and Peng Mao as the sole shareholder of CBC (the "CBC Shareholder"). The closing provided for by the Exchange Agreement is subject to the Company's due diligence review and obtaining the necessary approvals for the transactions contemplated therein. Pursuant to the terms of the Exchange Agreement, CBC is to become a wholly-owned subsidiary of China Holdings in consideration for the issuance to the CBC Shareholder of 90% of the issued and outstanding shares of China Holdings common stock, on a fully diluted basis. China Holdings shall in turn be issued 100% of the shares of capital stock of CBC, on a fully diluted basis. Further, the Exchange Agreement provides that the Company shall merge with and into China Holdings, pursuant to an agreement and plan of merger, for the purpose of reincorporating the Company in the State of Delaware (the "Merger"). The Merger is to become effective immediately prior to the closing of the share exchange. As a result of the transaction, the Company will issue to CBC Shareholders an amount of shares equal to 90% of the Company.

      As at February 29, 2004, the Company held investments in the following investee companies: (investments listed include only those, the value of which, have not been written down to zero).

(i) Genitope Corporation ("Genitope") - a public research and development company (NASDAQ: GTOP) that holds proprietary technology having applications in the field of cancer therapy. It focuses upon the development and production of custom cancer vaccines for the treatment of Non-Hodgkin's Lymphoma. Genitope's lead product, GTOP-99, is currently in a pivotal Phase 3 Trial and has completed several Phase 2 trials. Genitope has a website at www.Genitope.com.

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

      The following table, and the footnotes thereto, set forth certain specified information concerning the investments of the Company as at February 29, 2004, and as to the valuations thereof, specified in dollars, ascribed to them by the Board of Directors of the Company as at such date. For comparative purposes only, the valuations (as applicable) ascribed as at February 28, 2003 are also set forth. Investments listed in the table include only those, the value of which, as at February 29, 2004, had not, then or previously, been written down to zero or disposed of. The table and notes should be read in conjunction with Notes A and B of Notes To Financial Statements elsewhere herein. (Amounts are in dollars and are rounded to the nearest thousand.)

                                                                         Basis
                               2/29/04              2/28/03            Employed
                               -------              -------            --------

Genitope Corp.                $2,623,000(1)       $1,130,000(1)       Fair Value
ExSar, Inc.                   $  188,000(2)       $  188,000(2)       Fair Value
                              ----------          ----------
                              $2,811,000          $1,318,000
                              ----------          ----------

Notes to Table:

      (1) Represents equity investment - 251,283 public shares owned at February 29, 2004 and 420,858 shares of Series A Preferred and 332,992 shares Series B Preferred privately owned at February 28, 2003.

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

Item 2. PROPERTIES

      The Company continues to occupy office space at the premises formerly owned by it (44 West 24th Street, New York, New York). While no formal lease was ever entered into with Globus Studios, Inc., (formerly Idex) the Company is paying a charge of $1,785 per month, which charge includes office space and electricity.

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

      (b) Holders. The number of holders of record of the Common Stock of the Company as of February 29, 2004, was approximately 215.

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

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in this annual report on Form 10-K:

                                                               Year Ended

                                2/29/04         2/28/03          2/28/02          2/28/01          2/29/00
                                -------         -------          -------          -------          -------
Statement of Operations:
Gain (loss)
on investments                $1,493,000       ($428,000)        $436,000        ($416,000)        $403,000
Interest and Dividend
   Income                             -0-             -0-              -0-          $1,000          $11,000
Consulting and other
   Income                        $41,000         $32,000          $41,000          $32,000          $54,000

Earnings (loss)               $1,169,000       ($749,000)        $104,000        ($703,000)         $46,000
Per share:
Earnings (loss)                    $0.50          ($0.32)           $0.04           ($0.30)           $0.02
Cash dividends                        -0-             -0-              -0-              -0-              -0-
Balance sheet:
Total assets                  $2,828,000      $1,333,000       $1,761,000       $1,419,000       $1,932,000
Shareholders' equity
   (capital deficiency)           $6,000     ($1,163,000)       ($414,000)       ($518,000)        $185,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies - Note A(1) to our financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates include valuation of investment securities. Actual results could differ from those estimates.

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

Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of February 29, 2004, which consist principally of the tax benefit of net operating loss carryforwards, a capital loss carryforward and accrued expenses, amounts to $846,000. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at February 29, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

Results of Operations --- The Company's principal activity is the making of investments in other companies.

      At February 29, 2004, the Company had total assets of $2,828,000, compared to $1,333,000 as at February 28, 2003 and $1,761,000 as at February 28, 2002.
Included in total assets at such dates were investments of $2,811,000 (2004), $1,318,000 (2003) and $1,748,000 (2002). Shareholders' equity (deficiency) at such dates was $6,000 (2004), ($1,163,000) (2003) and ($414,000) (2002). Gain
(loss) on investments for such periods amounted to $1,493,000 (2004), ($428,000)
(2003) and $436,000 (2002). Included in such gains (losses) were no realized gain or loss on investments and $1,493,000 of change in unrealized gain on investments for 2004; $(776,000) of realized loss on investments and $348,000 of change in unrealized gain on investments for 2003; and $18,000 of realized gain on investments and $418,000 of change in unrealized gain on investments for 2002. Operating expenses, including interest charges, amounted to $365,000 for 2004; $362,000 for 2003 and $373,000 for 2002. Included in operating expenses were interest charges of $34,000 for 2004, $29,000 for 2003 and $22,000 for 2002. Income (loss) from operations, after provision (benefit) for taxes, was $1,169,000 for 2004, $(749,000) for 2003 and $104,000 for 2002. Net earnings
(loss) per share were $0.50 for 2004; $(0.32) for 2003 and $0.04 for 2002. The
weighted average number of shares of Common Stock outstanding was 2,335,757 for 2004, 2,345,335 for 2003 and 2,347,257 for 2002.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The Company's cash position as at February 29, 2004 is $0. Amounts owing to members of the Globus family is approximately $2,746,000 as follows: (i) the amount of loans payable at such date (including accrued interest) to Mr. Stephen
E. Globus (i.e., approximately $218,000); (ii) the amount of loans payable at such date (including accrued interest) to Mr. Richard D. Globus (i.e., approximately $1,000) (iii) the amount of loans payable at such date (including accrued interest) to SRG Capital Partnership, which Messrs. Stephen E. and Richard D. Globus are the two sole partners, (i.e., approximately $247,000);
(iv) the amount of loans payable at such date (including accrued interest) to Ms. Jane Globus, the mother of Stephen and Richard Globus (i.e., approximately $753,000); and (v) the amount of accrued salary owing at such date to Stephen and Richard Globus, aggregating approximately $1,527,000. Mrs. Jane Globus has also periodically loaned the Company various amounts during the year. The principal loan balance at February 29, 2004 is approximately $566,000, and accrues interest at 5.0%.

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

      In connection with loans payable by the Company, including accrued interest, to Messrs. Stephen E. and Richard D. Globus, such indebtedness aggregated: approximately $405,000 at February 28, 2002; approximately $455,000 at February 28, 2003 and approximately $466,000 at February 29, 2004. As at April 30, 2004, such indebtedness aggregated approximately $468,000. As at April 30, 2004 the indebtedness owing by the Company to Ms. Jane Globus aggregated approximately $786,000. As at April 30, 2004, unpaid salaries owing to Messrs. Stephen E. and Richard D. Globus aggregated approximately $1,543.000; so that as at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,797,000.

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

      The nature and extent of the Company's investments as at February 29, 2004 are more fully discussed in Item 1 of this Report and in Notes A and B of Notes to Financial Statements elsewhere herein and reference should be made to such Item and such Note.

Subsequent Events

      On June 8, 2004, the Company entered into a share exchange agreement ("Exchange Agreement") with China Biopharmaceuticals Holdings, Inc., a Delaware corporation (the "China Holdings"), China Biopharmaceuticals Corp., a British Virgin Islands company ("CBC"), the holding company which shall own a 90% ownership interest in NanJing Keyuan Pharmaceutical R&D Co., Ltd. ("Keyuan"), Keyuan, a company established in the People's Republic of China ("China") and engaged in the drug discovery and manufacturing business in China and Peng Mao as the sole shareholder of CBC (the "CBC Shareholder"). The closing provided for by the Exchange Agreement is subject to the Company's due diligence review and obtaining the necessary approvals for the transactions contemplated therein. Pursuant to the terms of the Exchange Agreement, CBC is to become a wholly-owned subsidiary of China Holdings in consideration for the issuance to the CBC Shareholder of 90% of the issued and outstanding shares of China Holdings common stock, on a fully diluted basis. China Holdings shall in turn be issued 100% of the shares of capital stock of CBC, on a fully diluted basis. Further, the Exchange Agreement provides that the Company shall merge with and into China Holdings, pursuant to an agreement and plan of merger, for the purpose of reincorporating the Company in the State of Delaware (the "Merger"). The Merger is to become effective immediately prior to the closing of the share exchange. As a result of the transaction, the Company will issue to CBC Shareholders an amount of shares equal to 90% of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 appears at pages F-1 through F-10 (inclusive) of this Report, which pages are contained in this Item 8 of this Report. The following is an Index to the referred to Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm                          F-1
Balance Sheets as at February 29, 2004 and February 28, 2003                     F-2
Statements of Operations
     For the Three Years Ended February 29, 2004, February 28, 2003 and 2002     F-3
Statements of Changes in Shareholders' Equity (Capital Deficit)
     For the Three Years Ended February 29, 2004, February 28, 2003 and 2002     F-4
Statements of Cash Flows
     For the Three Years Ended February 29, 2004, February 28, 2003 and 2002     F-5
Notes to Financial Statements                                                    F-6

      All schedules supporting financial statements are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Globus Growth Group, Inc.
New York, New York

We have audited the accompanying balance sheets of Globus Growth Group, Inc. (the "Company") as of February 29, 2004 and February 28, 2003, and the related statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Globus Growth Group, Inc. as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[1] to the financial statements, the Company is dependent upon the sale of its investments in privately held or restricted securities to generate funds to meet its obligations together with continued financial support from its officers/shareholders, neither of which events are assured. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A[1]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note B, the financial statements include securities valued at $2,811,000 at February 29, 2004 (99% of assets) and $1,318,000 at February 28,
2003 (99% of assets), whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.

Eisner LLP

New York, New York
May 4, 2004

With respect to Note H
June 8, 2004

GLOBUS GROWTH GROUP, INC.

Balance Sheets (Note A)

                                                                                         February 29,        February 28,
                                                                                            2004                2003
                                                                                         ------------        ------------
ASSETS
Investments in securities, at fair value (cost of $818,000 in 2004 and 2003)
    (Notes A[2] and B)                                                                   $ 2,811,000         $ 1,318,000
Other assets                                                                                  17,000              15,000
                                                                                         -----------         -----------

                                                                                         $ 2,828,000         $ 1,333,000
                                                                                         ===========         ===========

                                                            LIABILITIES
Cash overdraft                                                                           $     8,000         $     1,000
Accounts payable and accrued expenses, including salaries due to officer/
    shareholders of $1,527,000 in 2004 and $1,427,000 in 2003                              1,595,000           1,520,000
Loans payable to officer/shareholders, including accrued interest of $237,000 in
    2004 and $226,000 in 2003 (Note C)                                                       466,000             455,000
Loan payable to related party, including accrued interest of $187,000 in 2004 and
    $164,000 in 2003 (Note C)                                                                753,000             520,000
                                                                                         -----------         -----------

                                                                                           2,822,000           2,496,000
                                                                                         -----------         -----------

                                                            SHAREHOLDERS' EQUITY
                                                            (CAPITAL DEFICIT)
                                                            (Note E)
Preferred stock - $.10 par value; authorized 450,000 shares; none issued Series
B convertible preferred stock - $.10 par value; authorized 50,000 shares; none issued
Common stock - $.01 par value; authorized 4,500,000 shares; issued
    2,499,000 shares                                                                          25,000              25,000
Additional paid-in capital                                                                 2,747,000           2,747,000
Accumulated deficit                                                                       (2,725,000)         (3,894,000)
Treasury stock, at cost - 163,243 shares in 2004 and 2003                                    (41,000)            (41,000)
                                                                                         -----------         -----------

                                                                                               6,000          (1,163,000)
                                                                                         -----------         -----------

                                                                                         $ 2,828,000         $ 1,333,000
                                                                                         ===========         ===========

See notes to financial statements

GLOBUS GROWTH GROUP, INC.

Statements of Operations (Note A)

                                                             Year Ended          Year Ended February 28,
                                                             February 29,     ----------------------------
                                                                2004             2003             2002
                                                             ------------     -----------      -----------
Revenue:
    Realized (loss) gain on investments                                       $  (776,000)     $    18,000
    Change in unrealized gain on investments                 $ 1,493,000          348,000          418,000
                                                             -----------      -----------      -----------

                                                               1,493,000         (428,000)         436,000

    Consulting and other income                                   41,000           32,000           41,000
                                                             -----------      -----------      -----------

                                                               1,534,000         (396,000)         477,000
                                                             -----------      -----------      -----------

Expenses:
    General and administrative (Note G)                          331,000          333,000          351,000
    Interest                                                      34,000           29,000           22,000
                                                             -----------      -----------      -----------

                                                                 365,000          362,000          373,000
                                                             -----------      -----------      -----------

Income (loss) before income taxes                              1,169,000         (758,000)         104,000
Income tax benefit                                                                 (9,000)
                                                             -----------      -----------      -----------

Net income (loss)                                            $ 1,169,000      $  (749,000)     $   104,000
                                                             ===========      ===========      ===========

Net income (loss) per share - basic and diluted (Note F)     $      0.50      $     (0.32)     $      0.04
                                                             ===========      ===========      ===========

Weighted average number of common shares - basic
    and diluted                                                2,335,757        2,345,335        2,347,257
                                                             ===========      ===========      ===========

See notes to financial statements

GLOBUS GROWTH GROUP, INC.

Statements of Changes in Shareholders' Equity (Capital Deficit)

                                         Common Stock                                            Treasury Stock
                                    ---------------------     Additional                     ---------------------
                                    Number of                   Paid-in      Accumulated     Number of
                                      Shares       Amount       Capital        Deficit        Shares        Cost          Total
                                    ---------     -------     ----------     -----------     ---------    --------     -----------
Balance - February 28, 2001         2,499,000     $25,000     $2,747,000     $(3,249,000)     151,743     $(41,000)    $  (518,000)
Net income                                                                       104,000                                   104,000
                                    ---------     -------     ----------     -----------      -------     --------     -----------
Balance - February 28, 2002         2,499,000      25,000      2,747,000      (3,145,000)     151,743      (41,000)       (414,000)
Net loss                                                                        (749,000)                                 (749,000)
Purchase of Treasury Stock                                                                     11,500
                                    ---------     -------     ----------     -----------      -------     --------     -----------
Balance - February 28, 2003         2,499,000      25,000      2,747,000      (3,894,000)     163,243      (41,000)     (1,163,000)
Net income                                                                     1,169,000                                 1,169,000
                                    ---------     -------     ----------     -----------      -------     --------     -----------
Balance - February 28, 2004         2,499,000     $25,000     $2,747,000     $(2,725,000)     163,243     $(41,000)    $     6,000
                                    =========     =======     ==========     ===========      =======     ========     ===========

See notes to financial statements

GLOBUS GROWTH GROUP, INC.

Statements of Cash Flows

                                                                 Year Ended          Year Ended February 28,
                                                                 February 29,     ----------------------------
                                                                    2004             2003             2002
                                                                 ------------     -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                            $ 1,169,000      $  (749,000)     $   104,000
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Realized loss (gain) on investments                                         776,000          (18,000)
          Unrealized gain on investments                          (1,493,000)        (348,000)        (418,000)
          Changes in:
             Other assets                                             (2,000)          (2,000)          (2,000)
             Accounts payable, accrued expenses and
                accrued interest on loans                            109,000          133,000          156,000
                                                                 -----------      -----------      -----------

                   Net cash used in operating activities            (217,000)        (190,000)        (178,000)
                                                                 -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of investments
    Proceeds from sale of investments                                                   2,000           75,000
                                                                                  -----------      -----------

                   Net cash provided by investing activities                            2,000           75,000
                                                                                  -----------      -----------

Cash flows from financing activities:
    Cash overdraft                                                     7,000          (14,000)          15,000
    Increase in loans payable to officer/shareholders                210,000          202,000           67,000
                                                                 -----------      -----------      -----------

                   Net cash provided by financing activities         217,000          188,000           82,000
                                                                 -----------      -----------      -----------

Net decrease in cash                                                       0                0          (21,000)
Cash - beginning of year                                                   0                0           21,000
                                                                 -----------      -----------      -----------

Cash - end of year                                               $         0      $         0      $         0
                                                                 ===========      ===========      ===========


See notes to financial statements

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2004 and February 28, 2003

Note A - The Company and its Significant Accounting Policies

[1]   The Company and basis of presentation:

      Globus Growth Group, Inc.'s (the "Company") principal activity is investing in other companies. Effective May 27, 1988, the Company elected to be treated as a Business Development Company.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's principal assets are its investments, which unless sold, do not generate any cash flow. At February 29, 2004, the Company has shareholders' equity of $6,000. As a result, the Company has been dependent upon advances from its officer/shareholders in order to meet its obligations. The Company's ability to continue to meet its obligations is dependent upon a ready market for its investments or upon the continued financial support of the officer/shareholders including their willingness to refrain from demanding amounts due them. This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to closely monitor its investments for events and circumstances, which lead to a sale of such positions. Ultimately, if a liquidity event does not occur, management will consider other alternatives including filing for bankruptcy or entering into a transaction to take the Company private. The financial statements do not include any adjustment relating to recoverability of recorded assets or the amount of liabilities that might be necessary as a result of this uncertainty.

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

[3]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include valuation of investment in securities. Actual results could differ from those estimates.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2004 and February 28, 2003

NOTE B - INVESTMENTS

                                                                  February 29, 2004                      February 28, 2003
                                                         ----------------------------------     ----------------------------------
                                                         Number of     Fair                     Number of    Fair
                        Security                          Shares       Value        Cost         Shares      Value         Cost
-------------------------------------------------------  ---------  ----------   ----------     ---------  ----------   ----------
Common stock - 93.77% in 2004 and .99% in 2003:
    ExSAR Corporation (formerly Carta Proteomics, Inc.)    33,333   $   13,000   $   13,000       33,333   $   13,000   $   13,000
                                                                                                           ----------   ----------
    Genitope Corp.                                        251,283    2,623,000      630,000
                                                                    ----------   ----------

          Total common stock                                         2,636,000      643,000                    13,000       13,000
                                                                    ----------   ----------                ----------   ----------

Preferred stock - 6.23% in 2004 and 99.01% in 2003:
    Genitope Corp. Series A Pfd.                                                                 420,858      631,000      210,000
    Genitope Corp. Series B Pfd.                                                                 332,992      499,000      420,000
    ExSAR Corporation (formerly Carta Proteomics, Inc.)
       Series A Pfd.                                      100,000      150,000      150,000      100,000      150,000      150,000
    ExSAR Corporation (formerly Carta Proteomics, Inc.)
       Series B Pfd.                                       10,000       25,000       25,000       10,000       25,000       25,000
                                                                    ----------   ----------                ----------   ----------

          Total preferred stock                                        175,000      175,000                 1,305,000      805,000
                                                                    ----------   ----------                ----------   ----------

Total investments                                                   $2,811,000   $  818,000                $1,318,000   $  818,000
                                                                    ==========   ==========                ==========   ==========

Restricted and not readily marketable securities were valued at a total fair value of $2,811,000 at February 29, 2004 and $1,318,000 at February 28, 2003,
respectively, as determined by the Board of Directors.

In October 2003, Genitope Corp. completed an initial public offering of its stock. At such time, the preferred stock shares held by the Company were subject to a one for three reverse stock split and converted into 251,283 shares of Genitope common stock on a one-for-one basis. The sale of such converted shares is subject to an agreement which prohibits the Company from selling the stock prior to April 27, 2004.

The Company invests 100% in biotechnology at February 29, 2004 and February 28, 2003, respectively. All investments are in U.S. companies and are non-income producing.

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2004 and February 28, 2003

Note B - Investments (continued)

The unrealized appreciation at the end of the Company's fiscal year end is as follows:

                                           February 29,        February 28,
                                               2004                2003
                                           ------------        ------------

      Unrealized appreciation               $1,993,000          $  500,000
                                            ==========          ==========

Note C - Loans Payable

Loans from officer/shareholders and a relative of theirs are due on demand and bear annual interest at 5% (see Note A[1]).

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

At February 29, 2004, the Company has available NOL carryforwards for regular federal income tax purposes of approximately $989,000, which expire at various dates through 2024. In addition, the Company has available a capital loss carryforward of approximately $893,000 which expires in 2008.

The components of the deferred income tax assets and liabilities were as follows as at:

                                                 February 29,       February 28,
                                                    2004               2003
                                                 ------------       ------------

      Deferred tax assets (liabilities):
          Net operating loss carryforwards       $   455,000        $   368,000
          Capital loss carryforward                  411,000            411,000
          Accrued expenses not deductible
             for income tax purposes                 897,000            835,000
          Unrealized gain on investments            (917,000)          (230,000)
                                                 -----------        -----------

                                                     846,000          1,384,000
      Less valuation allowance                       846,000          1,384,000
                                                 -----------        -----------

                                                 $         0        $         0
                                                 ===========        ===========

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2004 and February 28, 2003

Note D - Income Taxes (continued)

The amounts of income taxes (benefit) provided varied from the amounts, which would be expected to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                    February 28,
                                                            February 29,     -------------------------
                                                                2004            2003            2002
                                                            -----------      ---------       ---------
      Provision for tax (benefit) computed based on
          statutory federal tax rate                         $ 398,000       $(258,000)      $  36,000
      State and local income tax, net of federal income
          tax effect                                           140,000         (90,000)         12,000
      Other                                                                      2,000
      Tax refund resulting from law change                                      (9,000)
      Change in valuation allowance                           (538,000)        346,000         (48,000)
                                                             ---------       ---------       ---------

                                                             $       0       $  (9,000)      $       0
                                                             =========       =========       =========

Note E - Shareholders' Equity

The Board of Directors has authorized the future sale of up to 300,000 shares of the Company's authorized, but unissued, common stock at a price of $.50 per share to individuals to be determined at the discretion of the Board. No such shares have been issued.

During fiscal 2003, the Company repurchased 11,500 shares of its common stock at $.01 per share.

Note F - Per Share Data

Per share data is based on the weighted average number of shares of common stock outstanding.

Note G - Related Party Transactions

The Company incurred approximately $21,000 for rent to a company affiliated with a shareholder for each of the years ended February 29, 2004, February 28, 2003 and 2002.

Note H - Subsequent Event

On June 8, 2004, the Company entered into a share exchange agreement ("Exchange Agreement") with China Biopharmaceuticals Holdings, Inc., a Delaware corporation (the "China Holdings"), China Biopharmaceuticals Corp., a British Virgin Islands company ("CBC"), the holding company which shall own a 90% ownership interest in NanJing Keyuan Pharmaceutical R&D Co., Ltd. ("Keyuan"), Keyuan, a company established in the People's Republic of China ("China") and engaged in the drug discovery and manufacturing business in China and Peng Mao as the sole shareholder of CBC (the "CBC Shareholder"). The closing provided for by the Exchange Agreement is subject to the Company's due diligence review and obtaining the necessary approvals for the transactions contemplated therein and the approval of the majority of the shareholders of the Company. Pursuant to the terms of the Exchange Agreement, CBC is to become a wholly-owned subsidiary of China Holdings in consideration for the issuance to the CBC Shareholder of 90% of the issued and outstanding shares of China Holdings common stock, on a fully diluted basis. China Holdings shall in turn be issued 100% of the shares of capital stock of CBC, on a fully diluted basis. Further, the Exchange Agreement provides that the

GLOBUS GROWTH GROUP, INC.

Notes to Financial Statements
February 29, 2004 and February 28, 2003

Note H - Subsequent Event (continued)

Company shall merge with and into China Holdings, pursuant to an agreement and plan of merger, for the purpose of reincorporating the Company in the State of Delaware (the "Merger"). The Merger is to become effective immediately prior to the closing of the share exchange. As a result of the transaction, the Company will issue to CBC Shareholders an amount of shares equal to 90% of the Company.

NOTE I - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Fiscal 2004                                         Fiscal 2003
                          ------------------------------------------------    -------------------------------------------------
                           First        Second        Third        Fourth      First        Second        Third         Fourth
                          Quarter      Quarter       Quarter      Quarter     Quarter      Quarter       Quarter       Quarter
                          --------     --------     ----------    --------    --------     --------     ---------     ---------
Gain (loss) on
 investments                                        $1,332,000    $161,000                 $ (1,000)    $ (50,000)    $(377,000)
Consulting and
 other income                          $ 41,000                               $ 32,000
                          --------     --------     ----------    --------    --------     --------     ---------     ---------

Total                                  $ 41,000     $1,332,000    $161,000    $ 32,000     $ (1,000)    $ (50,000)    $(377,000)
                          ========     ========     ==========    ========    ========     ========     =========     =========

Net (loss) income         $(81,000)    $(41,000)    $1,243,000    $ 48,000    $(48,000)    $(81,000)    $(139,000)    $(481,000)
                          ========     ========     ==========    ========    ========     ========     =========     =========

(Loss) earnings per
 share - basic and
 diluted                  $  (0.03)    $  (0.02)    $     0.53    $   0.02    $  (0.02)    $  (0.03)    $   (0.06)    $   (0.21)
                          ========     ========     ==========    ========    ========     ========     =========     =========

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

      STEPHEN E. GLOBUS, age 57, has been an officer and director of the Company since its organization in 1973, and is currently its Chairman of the Board and Chief Executive Officer.

      RICHARD D. GLOBUS, age 57, as well as his brother referred to above, has also been an officer and director of the Company since its organization in 1973, and is currently its President and Chief Operating Officer. He is also a director of Globus Studios, Inc. (formerly Idex, Inc.).

      STANLEY WUNDERLICH, age 58, is currently managing director of KSCA, a global Public Relations company. Stanley Wunderlich is the former founding partner of Consulting For Strategic Growth, Ltd., an investor relations firm and The Renaissance Group, Ltd., and Krieger Wunderlich, Fialkov, Scheinman & Company; two investment banking firms. Mr. Wunderlich was in charge of corporate development for clients within the above-mentioned firms. In addition, he was responsible for activities including initial public offerings, private placements of equities and institutional private equity offerings. He holds a law degree from LaSalle Law School. He has been a director of the Company since his election as such on December 3, 1992.

      RONALD J. FRANK, age 53, is presently, and has been since June 1990, a private investor. From January 1989 to June 1990, he was associated with Profit Concepts, Ltd., which was a general partner of an investment partnership and from March 1987 to January 1989 he was a private financial consultant. Mr. Frank has been a director of the Company since his election as such on December 3, 1992.

      JOSEPH MANCUSO, age 63, holds an Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts, an MBA from the Harvard Business School and a Ph.D. in Educational Administration from Boston University. He has been Chairman of the Management Department at Worcester Polytechnic Institute and is presently the head of the Center for Entrepreneurial Management, Inc. and of the Chief Executive Officers Club in New York City. Mr. Mancuso is the author of a number of books which have been published by Simon & Schuster. Mr. Mancuso is a director of TEAM Mucho, Inc. and has been a director of the Company since his election as such on December 3, 1992.

      LISA VISLOCKY, age 46, is a Certified Public Accountant and holds an MBA in Federal Taxation from Fairleigh Dickinson University. She has been employed by the Company, on a full-time basis, since March 1986. From September 1983 until February 1986, she was employed by Weiner and Company, Certified Public Accountants and from 1979 to May 1983 she was an internal auditor for International Telephone & Telegraph Co., Inc.

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

Item 11. EXECUTIVE COMPENSATION

(a) (b) Summary Compensation Table:

                                                                            Long Term Compensation
                                          Annual Compensation                 Awards      Payouts
(a)              (b)          (c)           (d)         (e)         (f)         (g)         (h)         (i)
                                                       Other    Restricted  Securities
                                                      Annual      Stock     underlying     other        All
Name and                                              Compen-    Award(s)    Options/      LTIP       Compen-
Principal        Year       Salary         Bonus      sation                   SAR's      Payouts     sation
Position        Ended         ($)           ($)         ($)         ($)         ($)         ($)         ($)
-------------------------------------------------------------------------------------------------------------
Stephen E      2/29/04      50,000          --          --          --          --          --
Globus,        2/28/03      50,000          --          --          --          --          --
CEO            2/28/02      50,000          --          --          --          --          --

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

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements -- Not Applicable.

(i) Report on Repricing of Options/SAR's -- Not Applicable.

(j) Compensation Committee Interlocks and Insider Participation -- The Board of Directors of the Company did not have any compensation committee or board committee performing equivalent functions during the fiscal year ended February 29, 2004. Messrs. Stephen E. and Richard D. Globus participated in all deliberations and decisions of the Board of Directors of the Company during that fiscal year.

(k) Board Compensation Committee Report on Executive Compensation -- Not Applicable.

(l) Performance Graph -- Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2004, regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each director of the Company who owns shares of Common Stock, and all directors and officers as a group.

                                                                    Approximate
                                     Amount and Nature of             Percent
           Name                    Beneficial Ownership (1)         of Class (2)
           ----                    ------------------------         ------------

Stephen E. Globus*                         514,750(3)                   22
Richard D. Globus*                         513,750                      22
Ronald P. Globus*                          500,000                      21
Ronald J. Frank                              1,000                      (4)
Stanley Wunderlich                            none                      --
Joseph Mancuso                                none                      --
Jane Globus*                               312,292(5)                   13

All Directors and Officers
   as a Group (6 persons)                1,044,500                      45(2)

* 44 West 24th Street, New York, NY 10010

(1) Unless otherwise indicated, all shares are directly owned, and the sole investment and voting power is held, by the persons named. Information in table has been supplied by the persons concerned or has been obtained from Company records.

(2) Approximate percent of class has been computed on the basis of the number of shares of Common Stock outstanding as of April 30, 2004, (2,335,757).

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

  (a) (3) Exhibits

      Exhibit A

      2 Share Exchange Agreement, dated June 8, 2004 by and between the Company and the parties named thereto.

      3 (a) Articles of Incorporation and Amendments Thereto (Incorporated by reference to Exhibits 2(a), 2(b) and 2(c) filed with Registrant's Form S-18 Registration Statement, File # 2-72220 NY and to Exhibit 3-1 filed with Registrant's Form 8-K for event of August 7, 1984, File #0-9987).

      3 (b) By-Laws (Incorporated by reference to Exhibit 2(d) filed with Registrant's Form S-18 Registration Statement, File # 2-72220 NY).

      10 Sale of Assets Agreement between Registrant and Idex, Inc. dated December 11, 1985 (Incorporated by reference to Exhibit 1 to Registrant's Form 8-K for event of February 27, 1986).

      11 Statement re computation of per share earnings. (Included in Note F of Notes To Financial Statements filed as part of this Report).

      31.1 CEO Certification required under section 302 of the Sarbanes-Oxley Act of 2002

      31.2 CFO Certification required under section 302 of the Sarbanes-Oxley Act of 2002

      32.1 CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of
      2002

      32.2 CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of
      2002

(b)   Reports on Form 8-K

      During the last quarter of the period covered by this Report, no reports on Form 8-K were filed.

Exhibit A

                                                   June 14, 2004

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

                                        Very truly yours,

                                        /s/ Stephen E. Globus
                                        --------------------------------
                                        Stephen E. Globus
                                        Chief Executive Officer


                                        /s/ Lisa Vislocky
                                        --------------------------------
                                        Lisa Vislocky
                                        Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBUS GROWTH GROUP, INC.


                                        By /s/ Stephen E. Globus
                                           -----------------------
                                           Stephen E. Globus
                                           Chief Executive Officer and Chairman
                                           of the Board

Dated: New York, NY
       June 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

       Signature                          Title                         Date
       ---------                          -----                         ----

/s/ Stephen E. Globus
----------------------         Chairman of the Board and
Stephen E. Globus              Chief Executive Officer             June 14, 2004


/s/ Richard D. Globus
----------------------         President, Director                 June 14, 2004
Richard D. Globus


/s/ Lisa Vislocky
----------------------         Vice President and                  June 14, 2004
Lisa Vislocky                  Chief Financial Officer



/s/ Stanley Wunderlic
----------------------         Director                            June 14, 2004
Stanley Wunderlich


/s/ Ronald J. Frank
----------------------         Director                            June 14, 2004
Ronald J. Frank


/s/ Joseph Mancuso
----------------------         Director                            June 14, 2004
Joseph Mancuso