Form 10-Q
period 2004-05-31
GLOBUS GROWTH GROUP INC
filed 2004-07-20
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2004

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                     May 31,         February 29,
                                                                      2004               2004
                                                                   -----------       -----------

ASSETS                                                             (Unaudited)       (See Note 1)
Cash                                                               $     5,000
Investments in Securities (Note 3)                                 $ 2,426,000       $ 2,811,000
Other Assets                                                       $    16,000       $    17,000
                                                                   -----------       -----------
TOTAL                                                              $ 2,447,000       $ 2,828,000
                                                                   -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY/(CAPITAL DEFICIT)

Liabilities
  Cash overdraft                                                                     $     8,000
  Accounts payable and accrued expenses                            $ 1,620,000       $ 1,595,000
  Loans payable to officers/shareholders                           $   470,000       $   466,000
  Demand loan payable to related party                             $   801,000       $   753,000
                                                                   -----------       -----------
Total Liabilities                                                  $ 2,891,000       $ 2,822,000
                                                                   -----------       -----------

Stockholders' equity/(Capital deficit) (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
     None Issued
Series B convertible preferred stock - $.10 par value
     Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
     shares, Issued 2,499,000 shares                               $    25,000       $    25,000
Additional paid in capital                                         $ 2,747,000       $ 2,747,000
Accumulated deficit                                                ($3,175,000)      ($2,725,000)
Treasury Stock, 163,243 shares                                     ($   41,000)      ($   41,000)
                                                                   -----------       -----------
Total stockholders' (deficiency)/equity                            ($  444,000)      $     6,000
                                                                   -----------       -----------
TOTAL                                                              $ 2,447,000       $ 2,828,000
                                                                   -----------       -----------

(See Notes to Condensed Financial Statements)

GLOBUS GROWTH GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
          (Unaudited)

                                                        Three Months
                                                        Ended May 31,
                                                    2004              2003
                                                 -----------       -----------

Gain (loss) on investments:
   Realized                                      $    16,000       $         0
   Unrealized                                    ($  378,000)      $         0
                                                 -----------       -----------
Total                                            ($  362,000)      $         0
Dividend Income                                  $         0       $         0
Consulting and other income - related party      $         0       $         0
                                                 -----------       -----------
TOTAL                                            ($  362,000)      $         0
                                                 -----------       -----------

Expenses:
   General and administrative                    $    78,000       $    73,000
   Interest                                      $    10,000       $     8,000
                                                 -----------       -----------
TOTAL                                            $    88,000       $    81,000
                                                 -----------       -----------

Loss from operations before taxes                ($  450,000)      ($   81,000)
Benefit/(Provision) for taxes                    $         0       $         0
                                                 -----------       -----------
Net Loss                                         ($  450,000)      ($   81,000)
                                                 -----------       -----------

Net Loss per share of common stock -
    Basic and diluted (Note 2)                   ($     0.19)      ($     0.03)
Weighted Average Number of shares of
    Stock Outstanding - Basic and diluted
   (Note 2)                                        2,335,757         2,335,757
                                                 -----------       -----------

(See Notes to Condensed Financial Statements)

GLOBUS GROWTH GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
        (Unaudited)

                                                                           Three Months
                                                                           Ended May 31,
                                                                        2004           2003
                                                                     ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                      ($450,000)      ($81,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Realized (gain) on investments                          ($ 16,000)      $      0
             Unrealized loss on investments                          $ 378,000       $      0
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                           $  36,000       $ 15,000
             Decrease/(increase) in other assets                     $   1,000       ($ 3,000)
                                                                     ---------       --------

             Net cash used in operating activities                   ($ 51,000)      ($69,000)
                                                                     ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                             $  23,000       $      0
                                                                     ---------       --------

             Net cash provided by investing activities               $  23,000       $      0
                                                                     ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                  ($  8,000)      ($ 3,000)
       Increase in loans payable to shareholders                     $  41,000       $ 72,000
                                                                     ---------       --------

             Net cash provided by financing activities               $  33,000       $ 69,000
                                                                     ---------       --------

Net increase in cash                                                 $   5,000       $      0

Cash - beginning of period                                           $       0       $      0
                                                                     ---------       --------

Cash - end of period                                                 $   5,000       $      0
                                                                     ---------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                $       0       $      0
             Income Taxes                                            $       0       $      0

(See Notes to Condensed Financial Statements)

GLOBUS GROWTH GROUP, INC.

Notes to Condensed Financial Statements
(Unaudited)        May 31, 2004

Note 1 - Basis of Condensed Information

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of May 31, 2004, the results of operations for the three months ended May 31, 2004 and 2003, and statements of cash flows for the three months ended May 31, 2004 and 2003.

      The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended February 29, 2004.

      The balance sheet at February 29, 2004 has been derived from the Company's audited balance sheet included in its Annual Report on Form 10-K.

Note 2 - Earnings Per Share

      Per share data are based on the weighted average number of common shares outstanding during the period.

Note 3 - Investments

      As of February 29, 2004 and May 31, 2004, investments are carried at fair value, which, for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not readily marketable are carried at fair value as determined in good faith by Management, in the case of interim financial statements, and by the Board of Directors, in the case of year end financial statements; in each instance, in the exercise of their respective judgments, after taking into consideration various indications of value available to them.

Note 4 - Subsequent Events

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

On July 9, 2004, the Company filed with the SEC a Preliminary Information Statement on Schedule 14C describing the transactions contemplated by the Exchange Agreement and the Merger.

(Continued on next page)

GLOBUS GROWTH GROUP, INC.                                           May 31, 2004

               Notes to Condensed Financial Statements (Unaudited)

Note 3 - Investments (Continued)

                                                    May 31,                                       February 29,
                                                     2004                                            2004
                                                     ----                                            ----

                                        No.                                               No.
                                     Shares         Value               Cost           Shares        Value              Cost
                                     ------         -----               ----           ------        -----              ----
Common Stock
ExSAR Corp.*                         33,333       $   13,000          $ 13,000         33,333      $   13,000         $ 13,000
Genitope Corporation                248,483       $2,238,000          $623,000        251,283      $2,623,000         $630,000
                                                  ----------          --------                     ----------         --------

Total Common Stock                                $2,251,000          $636,000                     $2,636,000         $643,000
                                                  ----------          --------                     ----------         --------

Preferred Stock
ExSAR Corp.  Series A Pfd.*         100,000       $  150,000          $150,000        100,000      $  150,000         $150,000
ExSAR Corp.  Series B Pfd.*          10,000       $   25,000          $ 25,000         10,000      $   25,000         $ 25,000
                                                  ----------          --------                     ----------         --------

Total Preferred Stock                             $  175,000          $175,000                     $  175,000         $175,000
                                                  ----------          --------                     ----------         --------

Total Investments                                 $2,426,000          $811,000                     $2,811,000         $818,000
                                                  ----------          --------                     ----------         --------

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

      At May 31, 2004, the Company had total assets of $2,447,000 compared to total assets of $2,828,000 at February 29, 2004. Included in total assets were investments of $2,426,000 at May 31, 2004 and $2,811,000 at February 29, 2004.
The decrease in investments is due to a decrease in the value of the Company's investment in Genitope Corporation. Shareholders equity/(deficiency) was ($444,000) at May 31, 2004 and $6,000 at February 29, 2004. Operating expenses, including interest charges, amounted to $78,000 for the three months ended May 31, 2004 and $73,000 for the three months ended May 31, 2003. (Loss) from operations was $(450,000) for the three-month period ended May 31, 2004 compared to ($81,000) for the three-month period ended May 31, 2003. Net (loss) per share was $(0.19) for the three months ended May 31, 2004 compared ($0.03) for the three months ended May 31, 2003. The weighted average number of shares of Common Stock outstanding at May 31, 2004 and May 31, 2003 is 2,335,757.

Liquidity, Capital Resources and Other Matters Affecting Financial Condition

      The near term liquidity of the Company, as well as its near term capital resources position, are presently dependent upon the continued willingness, as to which there can be no assurance whatsoever, of the members of the Globus family who have made loans to the Company not to demand full or substantially full repayment of such loans and to continue to make loans to the Company, if necessary. Thus, loans payable, including accrued interest, to Mr. Stephen E. Globus (his individual account) amounted to $219,000 at May 31, 2004, an increase of $1,000 from $218,000 at February 29, 2004. This increase is due to an increase in accrued interest of approximately $1,000. Loans payable, including accrued interest, to Mr. Richard D. Globus (his individual account) remained the same at $1,000 at May 31, 2004 and February 29, 2004. Loans payable to Messrs. Stephen E. and Richard D. Globus (a separate joint account), including accrued interest, amounted to $250,000 at May 31, 2004, an increase of $2,000 from $248,000 at February 29, 2004. This increase is due to an increase in accrued interest of approximately $2,000. At May 31,2004, loans payable, including accrued interest, to another member of the Globus family, Ms. Jane Globus (the mother of Stephen E. and Richard D. Globus), amounted to approximately $801,000, an increase of $48,000 from $753,000 at February 29, 2004. This increase was due to an increase of $41,000 in additional loans used for operating expenses and an increase of $7,000 in accrued interest. At May 31, 2004, unpaid salary owing to Mr. Stephen E. Globus was $791,000, and unpaid salary owing to Mr. Richard D. Globus and his designee was $760,000; so that at such date the total of monies owed to Messrs. Stephen E. Globus, Richard D. Globus and Ms. Jane Globus aggregated approximately $2,822,000.

Samuel T. Globus and Dorothy S. Globus, the adult children of Stephen E. Globus, own 22,617 and 22,222 shares, respectively, of Genitope Corporation, which was purchased from Genitope's private offering finalized in June of 2003.

The present liquidity and capital resources position of the Company necessarily adversely affects the financial condition of the Company and its ability to make new investments. In such connection it must be noted that: the profitability of a BDC, like the Company, is largely dependent upon its ability to make investments and upon increases in the value of its investments; and a BDC is also subject to a number of risks which are not generally present in an operating company, and which are discussed generally in Item 1 of the Company's 10K Report for its fiscal year ended February 29, 2004 to which Item reference is hereby made. Reference is also made to Item 1 and Item 7 of such Report and to the Financial Statements and notes contained in such Report for information concerning the Company's investments and its financial condition.

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

On July 9, 2004, the Company filed with the SEC a Preliminary Information Statement on Schedule 14C describing the transactions contemplated by the Exchange Agreement and the Merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

      As of July 20, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 20 , 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 20, 2004.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit A (next page)

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this Report is filed.

Exhibit A

                                  July 20, 2004

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

Date: July 20, 2004

                                        GLOBUS GROWTH GROUP, INC.
                                        (Registrant)


                                        /s/ Stephen E. Globus

                                        STEPHEN E. GLOBUS
                                        Chairman of the Board,
                                        (Chief Executive Officer)


                                        /s/ Lisa M. Vislocky

                                        LISA M. VISLOCKY
                                        Vice President
                                        (Chief Financial Officer)