Form 10-Q/A
period 2004-05-31
GLOBUS GROWTH GROUP INC
filed 2004-09-27
CIK 352868

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                  AMENDMENT 1

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

GLOBUS GROWTH GROUP, INC.

CONDENSED BALANCE SHEETS

                                                                       May 31,         February 29,
                                                                        2004               2004
                                                                    -----------        ------------
ASSETS                                                              (Unaudited)        (See Note 1)
Cash                                                                     $5,000
Investments in Securities (Note 3)                                   $2,426,000         $2,811,000
Other Assets                                                            $16,000            $17,000
                                                                    -----------        -----------
TOTAL                                                                $2,447,000         $2,828,000
                                                                    -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY/(CAPITAL DEFICIT)

Liabilities
  Cash overdraft                                                                            $8,000
  Accounts payable and accrued expenses                              $1,620,000         $1,595,000
  Loans payable to officers/shareholders                               $470,000           $466,000
  Demand loan payable to related party                                 $801,000           $753,000
                                                                    -----------        -----------
Total Liabilities                                                    $2,891,000         $2,822,000
                                                                    -----------        -----------

Stockholders' equity/(Capital deficit) (Note 2)
Preferred stock - $.10 par value, Authorized - 450,000 shares
    None Issued
Series B convertible preferred stock - $.10 par value
    Authorized - 50,000 shares, None issued
Common stock - $.01 par value, Authorized - 4,500,000
    shares, Issued 2,499,000 shares                                     $25,000            $25,000
Additional paid in capital                                           $2,747,000         $2,747,000
Accumulated deficit                                                 ($3,175,000)       ($2,725,000)
Treasury Stock, 163,243 shares                                         ($41,000)          ($41,000)
                                                                    -----------        -----------
Total stockholders' (deficiency)/equity                               ($444,000)            $6,000
                                                                    -----------        -----------
TOTAL                                                                $2,447,000         $2,828,000
                                                                    -----------        -----------

(See Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF OPERATIONS
      (Unaudited)

                                                           Three Months
                                                          Ended May 31,
                                                      2004              2003
                                                  -----------       -----------

Gain (loss) on investments:
   Realized                                           $16,000                $0
   Unrealized                                       ($378,000)               $0
                                                  -----------       -----------
Total                                               ($362,000)               $0
Dividend Income                                            $0                $0
Consulting and other income - related party                $0                $0
                                                  -----------       -----------
TOTAL                                               ($362,000)               $0
                                                  -----------       -----------

Expenses:
   General and administrative                         $78,000           $73,000
   Interest                                           $10,000            $8,000
                                                  -----------       -----------
TOTAL                                                 $88,000           $81,000
                                                  -----------       -----------

Loss from operations before taxes                   ($450,000)         ($81,000)
Benefit/(Provision) for taxes                              $0                $0
                                                  -----------       -----------
Net Loss                                            ($450,000)         ($81,000)
                                                  -----------       -----------

Net Loss per share of common stock -
   Basic and diluted  (Note 2)                         ($0.19)           ($0.03)
Weighted Average Number of shares of
   Stock Outstanding - Basic and diluted
   (Note 2)                                         2,335,757         2,335,757
                                                  -----------       -----------

(See Notes to Financial Statements)

GLOBUS GROWTH GROUP, INC.

STATEMENTS OF CASH FLOWS
      (Unaudited)

                                                                          Three Months
                                                                          Ended May 31,
                                                                       2004           2003
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                     ($450,000)      ($81,000)
       Adjustments to reconcile net loss to net cash used in
             operating activities:
             Realized (gain) on investments                          ($16,000)            $0
             Unrealized loss on investments                          $378,000             $0
             Increase in accounts payable, accrued expenses and
                 accrued interest on loans                            $36,000        $15,000
             Decrease/(increase) in other assets                       $1,000        ($3,000)
                                                                    ---------      ---------

             Net cash used in operating activities                   ($51,000)      ($69,000)
             -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                              $23,000             $0
                                                                    ---------      ---------

             Net cash provided by investing activities                $23,000             $0
             -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) in cash overdraft                                   ($8,000)       ($3,000)
       Increase in loans payable to shareholders                      $41,000        $72,000
                                                                    ---------      ---------

             Net cash provided by financing activities                $33,000        $69,000
             -------------------------------------------------------------------------------

Net increase in cash                                                   $5,000             $0

Cash - beginning of period                                                 $0             $0
                                                                    ---------      ---------

Cash - end of period                                                   $5,000             $0
                                                                    ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
             Interest                                                      $0             $0
             Income Taxes                                                  $0             $0

(See Notes to Financial Statements)

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

(Continued on next page)

                                                 May 31,                                   February 29,
                                                  2004                                         2004
                                                  ----                                         ----

                                     No.                                         No.
                                    Shares       Value           Cost           Shares        Value           Cost
                                   -------     ----------     ----------        -------     ----------     ----------
Common Stock
ExSAR Corp.*                        33,333     $   13,000     $   13,000         33,333     $   13,000     $   13,000
Genitope Corporation               248,483     $2,238,000     $  623,000        251,283     $2,623,000     $  630,000
                                               ----------     ----------                    ----------     ----------

Total Common Stock                             $2,251,000     $  636,000                    $2,636,000     $  643,000
                                               ----------     ----------                    ----------     ----------

Preferred Stock
ExSAR Corp. Series A Pfd.*         100,000     $  150,000     $  150,000        100,000     $  150,000     $  150,000
ExSAR Corp. Series B Pfd.*          10,000     $   25,000     $   25,000         10,000     $   25,000     $   25,000
                                               ----------     ----------                    ----------     ----------

Total Preferred Stock                          $  175,000     $  175,000                    $  175,000     $  175,000
                                               ----------     ----------                    ----------     ----------

Total Investments                              $2,426,000     $  811,000                    $2,811,000     $  818,000
                                               ----------     ----------                    ----------     ----------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4. Controls and Procedures

            As of July 20, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 20, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 20, 2004.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit 31.1, 31.2, 32.1, 32.2

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