Form 10QSB
period 2004-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2004-11-22
CIK 352868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                              34-20198 9
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  c/o Nanjiang Keyuan
  139 Ma Tai Street
  Nanjing
  China
                                                                    210009
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                 REGISTRANT'S TELEPHONE NUMBER: (86) 25 360 8605
                                                ----------------

                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 23,158,757 shares of the Company's common stock outstanding on November 15, 2004.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS.................................................2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................19

PART II - OTHER INFORMATION...................................................26

  ITEM 1. LEGAL PROCEEDINGS...................................................26

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........26

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................27

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................27

  ITEM 5. OTHER INFORMATION...................................................27

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.




                                    CONTENTS


PAGE  3     CONDENSED CONSOLIDATED BALANCE SHEET

PAGE  4     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PAGE  5     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PAGE  6     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGE  7-18  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                       $   321,140
    Accounts receivable, net                                            385,889
    Inventories                                                           2,196
    Patent and development costs                                         13,290
    Advance to suppliers                                                193,626
   Other receivable and prepaid expenses                                 68,237
                                                                    -----------
         Total Current Assets                                           984,378

Property, plant and equipment, net                                       53,481
                                                                    -----------

TOTAL ASSETS                                                        $ 1,037,859
------------                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $    14,498
    Other payables                                                       61,228
    Customer deposits                                                     6,041
    Deferred tax liability                                               71,763
    Other tax payable                                                    99,014
    Due to related parties                                               21,600
    Due to shareholders                                                 321,472
                                                                    -----------
         Total Current Liabilities                                      595,616
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                        40,546
                                                                    -----------

SHAREHOLDERS' EQUITY
    Common stock, $0.01 par value, 200,000,000 shares
       authorized;
    Preferred stock, $0.01 par value, 10,000,000 shares
       authorized;  23,158,757 shares issued and outstanding
       as of September 30, 2004                                         231,588
    Additional paid in capital                                          316,496
    Accumulated deficit                                                (146,377)
    Accumulated other comprehensive loss                                    (10)
                                                                    -----------
         Total Shareholders' Equity                                     401,697
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,037,859
------------------------------------------                          ===========









The accompanying notes are an integral part of these condensed consolidated financial statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSICE (LOSS) INCOME
              FOR THE FOUR AND NINE MONTHS ENDED SEPTEMBER 30, 2004
              -----------------------------------------------------
                                   (UNAUDITED)

                                          For the four     For the nine    For the three     For the nine
                                          months ended     months ended     months ended     months ended
                                         Sept 30, 2004    Sept 30, 2004    Sept 30, 2003    Sept 30, 2003
                                         -------------    -------------    -------------    -------------
                                      (Transition period)
REVENUE                                  $     335,944    $     519,663    $      34,233    $     348,040
RESEARCH AND DEVELOPMENT COSTS                   9,480           60,015          107,228          269,255
                                         -------------    -------------    -------------    -------------
GROSS PROFIT/(LOSS)                            326,464          459,648          (72,995           78,785)
General And Administrative Expenses             95,628          121,780           11,740           37,355
   Bad Debt                                    538,843          538,843             --               --
                                         -------------    -------------    -------------    -------------
Profit/(Loss) From Operations                 (308,007)        (200,975)         (84,735)          41,430
OTHER INCOME
   Interest income/(expense)                       123              214              (25)              40
   Other income, net                              --                 61             --                 12
                                         -------------    -------------    -------------    -------------
Profit/(Loss) Before Income Taxes             (307,884)        (200,700)         (84,760)          41,482
Income Taxes                                    80,526           45,155           27,971          (13,689)
                                         -------------    -------------    -------------    -------------
Net Profit/(Loss)                             (227,358)        (155,545)         (56,789)          27,793
Minority Interest                               16,349            9,168             --               --
Foreign Currency Translation Gain                 --               --               --               --
                                         -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME/(LOSS)              $    (211,009)   $    (146,377)   $     (56,789)   $      27,793
                                         =============    =============    =============    =============

Weighted average shares outstanding         21,125,843       21,479,673       20,842,779       20,842,779
Basic and diluted

Earning/(loss) per share
Basic and diluted                        $      (0.007)   $      (0.010)   $      (0.002)   $       0.001
                                         =============    =============    =============    =============
















The accompanying notes are an integral part of these condensed consolidated financial statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE PERIODS ENDED SEPTEMBER 30, 2004


                                                                                       Accumulated
                                                      Additional      Accumulated         other
                              Common Stock              paid-in        earnings       comprehensive
                         Shares          Amount         capital        (Deficit)          Income           Total
                     -------------   -------------   -------------   -------------    -------------    -------------
BALANCE AS OF
JANUARY 1, 2004         20,842,779   $     208,428   $      89,656   $        --      $        --      $     298,084

REVERSE MERGER
ADJUSTMENT               2,315,978          23,160         226,840            --               --            250,000

NET LOSS                      --              --              --          (146,377)            --           (146,377)

FOREIGN CURRENCY
TRANSLATION LOSS              --              --              --              --                (10)             (10)
                     -------------   -------------   -------------   -------------    -------------    -------------
BALANCE AS OF
SEPTEMBER 30, 2004      23,158,757   $     231,588   $     316,496   $    (146,377)   $         (10)   $     401,697
                     =============   =============   =============   =============    =============    =============


















The accompanying notes are an integral part of these condensed consolidated financial statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE FOUR AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                 For the four     For the nine     For the three    For the nine
                                                 months ended     months ended     months ended     months ended
                                                Sept 30, 2004    Sept 30, 2004    Sept 30, 2003    Sept 30, 2003
                                                -------------    -------------    -------------    -------------
                                             (Transition period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                               $    (227,358)   $    (155,545)   $     (56,789)   $      27,793

Adjustments to reconcile net loss to net
  cash provided by operating activities:
Depreciation                                            5,344           11,332              995            8,957
Bad debt allowance                                    538,843          538,843             --               --

Changes in operating assets and liabilities :
(Increase)/decrease in:
  Accounts receivable                                (203,456)        (138,186)            --           (120,817)
  Inventories                                            --               (175)            --                347
  Patent and development cost                            --               --            (13,290)         (13,290)
  Other receivable and prepaid expenses               (72,207)        (214,380)         171,655          (34,515)

Increase/(decrease) in:
  Accounts payable                                       --            (43,496)            (483)          57,992
  Other payable                                       136,749           90,953         (172,126)         (78,665)
  Deferred tax liability                              (80,526)         (45,160)         (27,971)          13,689
  Amount due to related party                          21,200           21,600           75,724           98,767
  Customer deposit                                   (128,071)        (128,071)          55,576           38,666
                                                -------------    -------------    -------------    -------------

    Net cash provided by
      operating activities                             (9,482)         (62,285)          33,291           (1,076)
                                                -------------    -------------    -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             (1,873)          (4,841)          (8,346)         (10,007)
  Proceeds from capital contribution                  250,000          300,000             --
                                                -------------    -------------    -------------    -------------

    Net cash used in investing activities             248,127          295,159           (8,346)         (10,007)
                                                -------------    -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES                     --               --               --               --
                                                -------------    -------------    -------------    -------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                238,646          232,874           24,945          (11,083)
  Effect of exchange rate changes on cash                   5              (11)            --                 (9)
  Cash and cash equivalents,
     at beginning of period                            82,489           88,277           12,369           48,406
                                                -------------    -------------    -------------    -------------


CASH AND CASH EQUIVALENTS,
  AT END OF PERIOD                              $     321,140    $     321,140    $      37,314    $      37,314
                                                =============    =============    =============    =============






The accompanying notes are an integral part of these condensed consolidated financial statements

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of China Biopharmaceuticals Holdings, Inc. (the "Company" or "CBH") (formerly Globus Growth Group Inc. ("Globus") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004, the results of operations for the four (transition period) and nine months ended September 30, 2004.

     No comparative figures have been presented as the current operating subsidiary, China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its only operating subsidiary, Nanjing Chemsource Pharmaceuticals R&D Co., Ltd. ("Chemsource") was acquired on august 28 2004.

2.   NATURE OF COMPANY

     CBH was incorporated under the laws of the State of Delaware in the United States. The condensed consolidated financial statements of CBH and subsidiary reflect the activities and financial transactions of its subsidiary, CBC, a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its only operating subsidiary and asset, Chemsource, a company established in the People's Republic of China.

     CBC was a new subsidiary currently acquired by CBH during the current quarter. On August 28, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of CBC pursuant to the terms of an Agreement for Share Exchange, dated August 28, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CBC in exchange for the issuance of 20,842,779 shares of its restricted common stock, par value at $0.01 per share. The Exchange resulted in a change of voting control of the Company.

     CBC owned 90% interest of Chemsource, a company established in the People's Republic of China. From 2001 to 2004, Chemsource engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

     On September 29, 2004, the Company signed a Purchase Agreement under which, the Company acquired 51% ownership interest in Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company specialized in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Total consideration paid by CBH to acquire 51% ownership interest in Hengyi is $1,600,000 cash and 1.2 million shares of the common stock of the Company.

3.   SUMMARY OF ACCOUNTING POLICIES

     (a)  Economic and Political Risks

     The Company faces a number of risks and challenges since its assets are located in China and its revenues are derived from its operations in China. China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

     (b)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line basis to write off the costs of assets over their respective estimated useful lives. Estimated useful lives of the property, plant and equipment are as follows:

                  Equipment and machinery             6 years
                  Motor vehicles                      8 years
                  Furniture and fixtures              5 years

     The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

     Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

     (c)  Accounts and Other Receivables

     Accounts receivables are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

     There was no reserve for doubtful accounts during 3 months and 9 months ended September 30, 2003 and due to the disputes arising from its customers, an allowance on bad debt amounting to $ 538,843 was recognized for the 4 months ended September 30, 2004.

     (d)  Cash and Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investment purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

     (e)  Patent and Development Costs

     The patent and development costs represent patented pharmaceutical formulas, which have obtained official registration certificate or official approval for clinical trials, held for sale. Such costs comprise purchase costs of patented pharmaceutical formulas, development costs on direct labors, raw materials and other related expenses of pharmaceutical formulas. Patent and development costs are accounted for on an individual basis. The carrying value of patent and development costs is reviewed for impairment annually when the assets is not yet in use, and otherwise when events changes in circumstances indicate that the carrying value may not be recoverable.

     (f)  Research and Development Costs

     Research and development costs of pharmaceutical formulas for contracted projects are expensed when incurred.

     Research costs of pharmaceutical formulas held for sale are expensed whereas the development costs are expensed until the project attained technical feasibility, i.e. obtained official approval for clinical trials, which such development costs are capitalized.

     (g)  Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and amounts due to related parties. Management has estimated that the carrying amount approximate their fair values due to their short-term nature.

     (h)  Revenue and Revenue Recognition

     For fixed-price refundable contracts, the Company recognizes revenue on a milestone basis. Progress payments received/ receivables are recognized as revenue only if the specified milestone is achieved, accepted by the customer, confirmed not refundable and continued performance of future research and development services related to the milestone are not required.

     For sale of patented pharmaceutical formulas, the Company recognizes revenue upon delivery of the patented formulas.

     (i)  Retirement Benefits

     Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the income statement as incurred.

     (j)  Income Taxes

     Income taxes are provided on Chemsource in accordance with taxation principles currently effective in the People's Republic of China as it related to the Company.

     (k)  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles in the United states of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

     (l)  Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

     SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment.

     (m)  Foreign Currency Translation

     The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi dollars) has been converted into US dollars at the exchange rate of 8.277 to 1.

     The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

     (n)  Recent Accounting Pronouncements

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

     The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

4.   EARNING PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Basic and diluted earnings per share are calculated as follows:


                                                       Nine month ended
                                                      September 30, 2004
                                                      ------------------
     Earnings:
          Net loss                                              (146,377)
          Dividend                                                  None
     Income applicable to common shareholders                       None

     Basic and dilute:
     Loss applicable to common shareholders                     (146,377)
     Weighted average shares outstanding
       during the period                                      21,125,843
         Basic and dilute loss per share                          (0.007)
                                                      ------------------

5.   INCOME TAXES

     (a)  Corporation Income Tax ("CIT")

     In accordance with the relevant tax laws and regulations, the corporation income tax rate is 33%. Income tax expense for the period ended September 30, 2004 and 2003 is summarized as follows:

                                           2004        2003

    Current:
    CIT                                  $   --      $   --
    Deferred:
    CIT                                   (45,156)     13,689
    Income tax expense                   $(45,156)   $ 13,689

     The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2004 and 2003 (computed by applying the CIT rate of 33 percent to net profit) as follows:



                                                         2004           2003
                                                     -----------    -----------

     Computed "expected" expense                     $   (66,231)   $    13,689

     Non-taxable income net of
       non-deductible expenses                            83,503         12,932
     Unused net operating loss carried
       forward                                           (83,503)       (12,932)
     CIT exemption                                        21,075           --
                                                     -----------    -----------
     Income tax expense                              $   (45,156)   $    13,689
                                                     ===========    ===========



     The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities/(assets) are as follows at September 30, 2004:


                                                                        2004
                                                                    -----------
     Deferred tax assets:
       Depreciation                                                 $    10,439
       Research and development costs not
         yet deducted for tax purpose                                   205,405
       Others costs not yet deducted for
         tax purpose                                                     39,693
       Bad debt expense                                                 177,818
       Net operating loss carry forward                                  83,503
                                                                    -----------
                                                                        516,858
                                                                    -----------
     Deferred tax liabilities:
       Revenue not yet taxable                                         (588,620)
                                                                    -----------
       Net deferred tax liability                                   $   (71,762)
                                                                    ===========

     (b)  Business Tax ("BT")

     The Company is subject to Business Tax, which is charged on the selling price at a general rate of 5% in accordance with the tax law applicable.

     6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following as of September 30, 2004:



                                                                        2004
                                                                    -----------
     At cost:-
     Equipment and machinery                                        $    62,251
     Motor vehicles                                                      15,749
     Furniture and fixtures                                              13,831
                                                                    -----------
                                                                         91,831

     Less: Accumulated depreciation
     Equipment and machinery                                             28,946
     Motor vehicles                                                       1,968
     Furniture and fixtures                                               7,436
                                                                    -----------
                                                                         38,350

     Net book value                                                 $    53,481
                                                                    ===========

     Depreciation expense for nine months ended September 30, 2004 and 2003 was $11,332 and $16,858, respectively.

7.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following as of September 30, 2004:


     Accounts receivable                                            $   924,732
     Allowance on bad debt                                             (538,843)
                                                                    -----------
                                                                    $   385,889
                                                                    ===========

     There was no reserve for doubtful accounts during 3 months and 9 months ended September 30, 2003 and due to the disputes arising from its customers, an allowance on bad debt amounting to $ 538,843 was recognized for the 4 months ended September 30, 2004.

8.   AMOUNTS DUE TO SHAREHOLDERS

     Amounts due to shareholders consist of the following as of September 30, 2004:

     Name of shareholder                                                 2004
                                                                     -----------

     Lufan An                                                        $   272,076
     Xiahao Liu                                                           37,314
     Xinzhong Shi                                                         12,082
                                                                     -----------
                                                                     $   321,472
                                                                     ===========

     The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

9.   COMMITMENTS AND CONTINGENCIES

     (a)  Operating leases

     The Company occupied office space and dormitory for the staffs from a third party. Accordingly, for nine months ended September 30, 2004 and 2003 the Company recognized rental expense for these spaces in amount of $8,004 and $10,506, respectively.

     As of September 30, 2004, the Company has outstanding commitments in respect of non-cancellable operating leases, which fall due as follows:

                                                                        2004
                                                                    -----------

     Within one year                                                $     9,061
     After one year but within five years                                  --
                                                                    -----------

                                                                    $     9,061
                                                                    ===========

10.  BUSINESS COMBINATION

     Effective August 28, 2004, the Company completed the acquisition of CBC, a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its only operating subsidiary and asset, Chemsource, a company established in the People's Republic of China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. The Company exchanged 20,842,779 shares of its restricted common stock, par value $0.01 per share, for that number of shares of CBC that constitutes 100% of the equity interest of CBC, valued at $447,431 which represented the net asset of CBC at the acquisition date. There are currently 23,158,757 issued and outstanding shares of common stock of the Company.

     The following summarizes the acquisition:

     Net asset of CBC at the acquisition date                       $   447,431
     Assets acquired                                                 (1,077,242)
     Liability assumed                                                  629,811
                                                                    -----------
                                                                           --
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

Effective  August  28,  2004,  China  Biopharmaceuticals   Holdings,  Inc.  (the
"Registrant" or the "Company") completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its only operating subsidiary and asset, NanJing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in the People's Republic of China ("China") and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

The Registrant, a Delaware corporation, was originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into China Biopharmaceuticals Holdings, Inc., its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger.

On February 27, 1986, the stockholders of the Registrant approved the divestiture and sale of those assets of the Registrant as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Registrant's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Registrant's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27 1988, the Registrant filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Registrant's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. As a result of the reorganization the acquisition of CBC pursuant to the Exchange Agreement, the Registrant will no longer be a BDC and will continue as an operating company.

On August 4, 2004, the Registrant filed Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying its shareholders the execution and pending implementation of an Agreement and Plan of Merger was signed by and between Globus Growth Group, Inc., a New York corporation ("Globus") and the predecessor of the Registrant and its wholly owned subsidiary in the State of Delaware under the name of China Biopharmaceuticals Holdings, Inc.("CBH") The Agreement and Plan of Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, according to which Globus, Inc. merged with and into the Registrant, ceasing its corporate existence and having the Registrant as the surviving corporation of the merger (the "Merger"). In the Merger, all issued and outstanding shares of the common stock of Globus have been converted into shares of common stock of the Registrant. On August 28, 2004, the internal reorganizational Merger was completed with Globus merging into CBH with CBH as the surviving entity and the Registrant. Pursuant to a share exchange agreement ("Exchange Agreement") between the Registrant, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, and which was filed as Exhibit 2 to the Form 10K 2004, on June 14, 2004, the Registrant received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of the Registrant, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of the Registrant following the time of the issuance. There are currently 23,158,757 issued and outstanding shares of common stock of the reorganized Registrant.

On September 29, 2004, the Registrant signed a Purchase Agreement under which, the Registrant acquired 51% ownership interest in Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company specialized in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products.

Brief Description of CBC and Its Subsidiaries

CBC is a bio-pharmaceutical company focused on research and discovery, development and commercialization of innovative drugs in China. CBC was incorporated in the British Virgin Islands (BVI) as a holding company of pharmaceutical assets in China. It entered into a merger agreement with the predecessor of the Registrant. CBC currently owns approximately 90% of the ownership interest in Chemsource, its drug discovery arm and only asset. CBC's mission is to maximize investment returns for its shareholders by integrating its strong drug discovery and development strength with manufacturing and
commercialization   capabilities   and   by   actively   participating   in  the
consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

Pursuant to the acquisition, a new management team has been put into place. One of former management team member, Stephen E. Globus, the former Chief Executive Officer and a director of Company remained as a member of the board of directors of the Registrant. CBC is lead by a dynamic and experienced management with extensive experience and track record in the pharmaceuticals business and a history of success in innovative drug development and commercialization. The management of CBC consists of experts in the fields of medical technology, biotechnology, and pharmaceuticals with over 10-years of market place experience and a proven record of success in the management of pharmaceutical businesses in China. The management works as a very tight group with one clear goal, to be the best-integrated bio-pharmaceuticals company in China.

CBC has a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. CBC has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. CBC also has a rich existing product pipeline. The technological backbone of the CBC's advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that has only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables CBC to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by some of the best drug research scientists and development experts in the country. CBC has a product pipeline containing approximately twenty-five major products, including sixteen new drugs that are ready for commercialization in China, and nine other drugs undergoing various phases of clinical trials toward approval by the SFDA. CBC also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. CBC has built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. CBC collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the library. CBC builds LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies.

RESULTS OF OPERATIONS

General Results of Operations for the nine months ending September 30, 2004

On August 28, 2004, the Registrant, CBC, as the parent, the management company and holder of 90% of the ownership interest in Keyuan , its only operating subsidiary and asset, consummated the transactions contemplated by an Exchange Agreement signed on June 8, 2004 by and between the Registrant, CBC, Keyuan and Peng MAO as sole shareholder of CBC, filed as Exhibit 2 to the Form 10K 2004, filed June 14, 2004. As per the Exchange Agreement, the Registrant acquired 100% of the capital stock of CBC in exchange for approximately 90% of the Registrant's outstanding common stock.

On September 29, 2004, the Registrant signed a Purchase Agreement under which, the Registrant acquired 51% ownership interest in Hengyi. Total consideration paid by the Registrant to acquire 51% ownership interest in Hengyi was $1,600,000 cash and 1.2 million shares of the common stock of the Registrant. Pursuant to the relevant rules, the financial performance of Hengyi shall be disclosed subsequently within the relevant required timeframe. For this quarterly report, we will only discuss the financial performance of the Company reflecting the operation of Chemsource.

1) SALES. Sales for the nine months ended on September 30, 2004 were $519,663, while Keyuan's sales for the nine months ended September 30, 2003 were $348,040. During the reporting period Keyuan significantly increased R&D services to other domestic pharmaceutical companies. Keyuan offered contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies.

2) R&D. R&D cost for the nine months ended September 30, 2004 was $60,015 as compared to $269,255 for the nine months ended September 30, 2003. R&D cost as a percentage of sales was 12% for the nine months ended September 30, 2004, as compared to 77% for the nine months ended September 30, 2003. In the first nine months of 2004, Keyuan reduced its investment in R&D of new drug project and simultaneously increased its activities of providing contractual R&D service to other pharmaceutical companies. In the first nine months of, 2004, Keyuan focused on preparing the commercialization of new drugs.

(3) GROSS PROFIT.

Consolidated gross profit in the first nine months of 2004 amounted at $459,648, as compared to $78,785 for the nine months ended September 30, 2003. Gross profit as a percentage of sales was 88% for the nine months ended September 30, 2004 as compared to 23% for the nine months ended September 30, 2003. In 2004, Keyuan increased sales and significantly decreased its R&D cost.

(4) Bad Debt

The amount of bad debt for the nine months ended September 30, 2004 was $538,843 This was mainly due to large amount of account receivables created by Keyuan in 2003 and due to the lack of efficient project monitoring from the management of

Keyuan and unpredictable licensing procedures in China. Large part of those account receivables was realized as bad debts in this reporting period. Due to the long procedures of licensing new drug projects in China, it is usual that the contractual period for new drug licensing is over one year. According to GAAP, account receivables that exist for a period longer than one year are realized as bad debt. The management of the Registrant will strive to improve project monitoring and account receivable recovery.


(5) NET INCOME.

Consolidated net loss for the nine months ended September 30, 2004 was $146,377. This is mainly due to the large amount of account receivable incurred by Keyuan in 2003, which were realized as bad debt in this reporting period. Projects related to those bad debts are still going forward for future income.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, net cash used in operating activities was $62,285, and net cash provided by investment activities was $295,159.

Going forward, our primary requirements for cash consist of: (1) acquisition of pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline. (2) Continued R&D for more selected new drug projects (3) Build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next twelve months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source may need for company's expansion. We are exploring bank loans to finance such expenditures and intend to raise equity once our shares are traded.


MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations may not be sufficient to meet requirements capital for future acquisition activities. We could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. Their business activities are mainly in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the current operation, there is no significant change in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

ITEM 3. CONTROL AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of outsourcing to an accredited accounting firm to re-design Internal Control system as well as Risk Management system for the
Company to be in compliance with rules and regulations set forth in Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Exchange Agreement, the Registrant received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of the Registrant, par value $0.01 per share, which were issued to the CBC Stockholders, representing approximately 90% of the issued and outstanding common capital stock of the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:


EXHIBIT
NUMBER            DESCRIPTION
-----------       --------------------------------------------------------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification  of Acting Chief Financial  Officer  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on From 8-K was filed on September 1, 2004, announcing the completion of acquisition of CBC by the Registrant, the change in control in the Registrant and the change of the Registrant's fiscal year end to December 31. The 8-K also released the audited financial statements of Chemsource for the years 2002 and 2003.

Subsequently, on September 20, 2004 the Registrant filed a form 8-K report to announce that Eisner LLP was dismissed as the independent accountant engaged to audit the financial statements of the Registrant and that effective on September 15, 2004 the Registrant has engaged Weinberg & Company, P.A. ("Weinberg") with address at Town Executive Center, 6100 Glades Road, Suite 314 Boca Raton,
Florida 33434, as the new principal accountant to audit its financial statements. The decision to engage Weinberg was approved by the Registrant's Board of Directors. During the three years ended February 29, 2004 and the subsequent interim period prior to their dismissal, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Eisner LLP's satisfaction would have caused Eisner LLP to make reference to this subject matter of the disagreements in connection with Eisner LLP 's report, nor were there any "reportable events" as such term is defined in
Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

On October 5, 2004, the Registrant filed a form 8-K announcing the completion of the acquisition of 51% of the equity interest of Hengyi.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                                         Date: November 22, 2004


                                         By:  /s/ Peng Mao
                                         ---------------------------------------
                                         Name:  Peng Mao
                                         Title: Chairman and
                                         Chief Executive Officer

                                         Date: November 22, 2004


                                         By:  /s/ HUNAG Chentai
                                         ---------------------------------------
                                         Name:  HUANG Chentai
                                         Title: Chief Financial Officer