Form 10QSB/A
period 2004-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2005-02-04
CIK 352868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Suite 1601, Buliding A, Jinshan Tower
No. 8, Shan Xi Road
Nanjing, Jiangsu
China
                                                                    210009
-------------------------------------                             ----------
(Address of principal executive offices)                          (Zip Code)


                REGISTRANT'S TELEPHONE NUMBER: (86) 25 360 8605
                                              ------------------

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................22

  ITEM 3. CONTROL AND PROCEDURES..............................................35

PART II - OTHER INFORMATION...................................................35

  ITEM 1. LEGAL PROCEEDINGS...................................................35

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........35

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................35

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................35

  ITEM 5. OTHER INFORMATION...................................................35

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.




                                    CONTENTS


PAGE     3          CONDENSED CONSOLIDATED BALANCE SHEET

PAGE     4          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PAGE     5          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                    EQUITY

PAGE     6          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGE     7-20       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------


CURRENT ASSETS
    Cash and cash equivalents                                       $   321,140
    Accounts receivable, net                                            385,889
    Inventories                                                           2,196
    Patent and development costs held for sale                           13,290
    Advance to suppliers                                                193,626
    Other receivables and prepaid expenses                               68,237
                                                                    -----------
         Total Current Assets                                           984,378

Fixed assets, net                                                        53,481
                                                                    -----------

TOTAL ASSETS                                                        $ 1,037,859
------------                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                $    14,498
    Other payables                                                       61,228
    Customer deposits                                                     6,041
    Deferred tax liability                                              411,613
    Other tax payable                                                    99,014
    Due to related parties                                               21,600
    Due to shareholders                                                 321,472
                                                                    -----------
          Total Current Liabilities                                     935,466
Minority interest                                                         6,562
                                                                    -----------
          Total Liabilities                                             942,028
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued
    Common stock, $0.01 par value, 200,000,000 shares authorized;
      23,158,757 shares issued and outstanding
         as of September 30, 2004                                       231,588
    Additional paid-in capital                                          123,204
    Accumulated deficit                                                (258,951)
    Accumulated other comprehensive loss                                    (10)
                                                                    -----------
          Total Shareholders' Equity                                     95,831
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,037,859
------------------------------------------                          ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
 ------------------------------------------------------------------------------
                                   (UNAUDITED)


                                        For the Three    For the Nine     For the Three    For the Nine
                                        Months Ended     Months Ended     Months Ended     Months Ended
                                        September 30,    September 30,    September 30,    September 30,
                                        2004             2004             2003             2003
                                        -------------    -------------    -------------    -------------
Revenue                                 $     480,131    $     663,850    $      34,233    $     348,040
Research and development costs                  7,048           60,015          107,228          269,255
                                        -------------    -------------    -------------    -------------
Gross profit(loss)                            473,083          603,835          (72,995)          78,785
General and administrative expenses           247,732          279,228           11,740           37,355
Bad debt                                      538,843          538,843             --               --
                                        -------------    -------------    -------------    -------------
Income(Loss) From Operations                 (313,492)        (214,236)         (84,735)          41,430
Other Income(Expense)
   Interest income(expense)                    (7,002)          (6,916)             (25)              40
   Other income, net                               40              101             --                 12
                                        -------------    -------------    -------------    -------------
Income(Loss) Before Income Taxes             (320,454)        (221,051)         (84,760)          41,482
Income taxes                                  234,492          294,695             --               --
                                        -------------    -------------    -------------    -------------
Income(Loss) Before Minority Interest        (554,946)        (515,746)         (84,760)          41,482
Minority interest                              47,073           43,153             --               --
                                        -------------    -------------    -------------    -------------
Net income(loss)                             (507,873)        (472,593)         (84,760)          41,482
Foreign currency translation
   gain(loss)                                    --                (10)            --                  8
                                        -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME(LOSS)              $    (507,873)   $    (472,603)   $     (84,760)   $      41,490
--------------------------              =============    =============    =============    =============

Weighted average shares outstanding        21,125,843       21,691,971       20,842,779       20,842,779
Basic and diluted

Income(loss) per share
Basic and diluted                       $       (0.02)   $       (0.02)   $       (0.00)   $        0.00
                                        =============    =============    =============    =============
















The accompanying notes are an integral part of these condensed consolidated financial statements.


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                  --------------------------------------------
                                   (UNAUDITED)



                                                        Preferred      Additional      Accumulated        Other
                               Common Stock               Stock          Paid-In         Earnings     Comprehensive
                          Shares          Amount          Shares         Capital        (Deficit)         Loss            Total
                      -----------------------------   -------------   -------------   -------------   -------------   -------------
Balance as of
January 1, 2004          20,842,779   $     208,428            --     $     146,364      $  213,642   $        --     $     568,434

Reverse merger
   adjustment             2,315,978          23,160            --           (23,160)           --              --              --

Net loss                       --              --              --              --          (472,593)           --          (472,593)

Foreign currency
   translation loss            --              --              --              --              --               (10)            (10)

Balance as of
September 30, 2004       23,158,757   $     231,588            --     $     123,204      $ (258,951)  $         (10)  $      95,831
                      =============   =============   =============   =============   =============   =============   =============





































The accompanying notes are an integral part of these condensed consolidated financial statements.


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                            For the Nine          For the Nine
                                                            Months Ended          Months Ended
                                                      September 30, 2004    September 30, 2003
                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $         (472,593)   $           41,482

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                      11,332                 8,957
Bad debt                                                         538,843                  --
Loss shared by minority interest                                 (43,153)                 --
Changes in operating assets and liabilities:
(Increase)decrease in:
  Accounts receivable                                           (138,186)             (120,817)
  Inventories                                                       (175)                  347
  Patent and development cost                                       --                 (13,290)
  Advance to suppliers                                          (193,626)               (9,467)
  Other receivables and prepaid expenses                            (402)              (25,048)

Increase(decrease) in:
  Accounts payable                                               (43,496)               57,992
  Other payable                                                   90,953               (78,665)
  Deferred tax liability                                         294,690                  --
  Amount due to related party                                     21,600                98,767
  Customer deposit                                              (128,071)               38,666
                                                      ------------------    ------------------
     Net cash used in operating activities                       (62,284)               (1,076)
                                                      ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                        (4,842)              (10,007)
                                                      ------------------    ------------------
     Net cash provided by (used in)
         investing activities                                     (4,842)              (10,007)
                                                      ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                --
 Due to shareholders                                             300,000                  --
                                                      ------------------    ------------------
     Net cash provided by financing activities                   300,000                  --
                                                      ------------------    ------------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS              232,874               (11,083)
  Effect of exchange rate changes on cash                            (11)                   (9)
  Cash and cash equivalents,
    at beginning of period                                        88,277                48,406
                                                      ------------------    ------------------

CASH AND CASH EQUIVALENTS,AT END OF PERIOD            $          321,140    $           37,314
                                                      ==================    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of China Biopharmaceuticals Holdings, Inc. (formerly Globus Growth Group Inc. ("Globus") and subsidiaries (the "Company" or "CBH") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004.

     On August 4, 2004, the Company declared that the majority stockholders of Globus executed a written consent providing a merger (the "Merger") of Globus with and into its wholly owned subsidiary, CBH. On July 3, 2004, an Agreement and Plan of Merger (the "Merger Agreement") was signed by and between Globus and CBH. The Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal
     Revenue Code, whereby Globus would be merged with and into CBH. The separate corporate existence of Globus ceased and CBH continued as the surviving corporation of the merger. In the Merger, all issued and outstanding shares of Globus were converted into shares of common stock of CBH on the basis of seven for five (7 for 5).

     The current operation subsidiary, China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation is the parent, management company and holder of a 90% ownership interest in its only operating subsidiary, Nanjing Chemsource Pharmaceuticals R&D Co., Ltd. ("Chemsource") which was acquired on August 28 2004. The comparative figures in 2003 that have been presented are those of Chemsource.

2.   NATURE OF COMPANY

     CBH was incorporated under the laws of the State of Delaware in the United States. The condensed consolidated financial statements of CBH and subsidiaries reflect the activities and financial transactions of its subsidiary, CBC, a British Virgin Islands corporation which is the parent, management company and holder of a 90% ownership interest in its only operating subsidiary, Chemsource, a company established in the People's Republic of China. On September 29, 2004, the Company signed a purchase agreement to acquire a 51% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou Province, China. Also see below.

     CBC is a new subsidiary currently acquired by CBH during the current quarter. On August 28, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of CBC pursuant to the terms of an Agreement for Share Exchange, dated August 28, 2004. In the Exchange, the Company acquired 100% of the issued and outstanding stock of CBC in exchange for the issuance of 20,842,779 shares of its restricted common stock, par value at $0.01 per share. The Exchange resulted in a change of voting control of the Company. After the Exchange, the previous shareholders of CBC owned 90% of outstanding common shares of CBH.

     CBC owns 90% interest of Chemsource, a company established in the People's Republic of China. From 2001 to 2004, Chemsource engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

     On October 5, 2004, the Company filed a Form 8-K disclosing the purchase agreement to acquire a 51% ownership interest in Hengyi, a company specializing in research and development and the production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. CBH's total consideration to acquire the 51% ownership interest in Hengyi will be $1,600,000 cash and 1.2 million shares of the common stock of the Company. The closing of the transaction is waiting for the final approval and issuing of the business certificate from the local government. Since the transaction did not close prior to the end of the reporting period, the accounts of Hengyi are not included in the consolidated financial statements of the Company.

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

     (b)  Consolidation Policy

          The  consolidated  financial  statements  include the  accounts of the
          Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

     (c)  Fixed Assets

          Fixed assets are stated at cost less accumulated depreciation. Depreciation on fixed assets is provided on the straight-line basis over their respective estimated useful lives. Estimated useful lives are as follows:

                      Equipment and machinery             6 years
                      Motor vehicles                      8 years
                      Furniture and fixtures              5 years

          The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

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

     (e)  Patent and Development Costs

          The patent and development costs represent patented pharmaceutical formulas, which have obtained official registration certificate or official approval for clinical trials. No amortization is provided as it is held for sale. Such costs comprise purchase costs of patented pharmaceutical formulas, development costs, raw materials and other related expenses of pharmaceutical formulas. Patent and development costs are accounted for on an individual basis. The carrying value of patent and development costs is reviewed for impairment annually, and otherwise when events changes in circumstances indicate that the carrying value may not be recoverable.

     (f)  Research and Development Costs

          Research  and  development  costs  of   pharmaceutical   formulas  for
          contracted projects are expensed when incurred.

          Research costs of pharmaceutical formulas held for sale are expensed whereas the development costs are expensed until the project attains technical feasibility (i.e. obtained official approval for clinical trials), and then such development costs are capitalized.

     (g)  Fair Value of Financial Instruments

          The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature.

     (h)  Revenue and Revenue Recognition

          For fixed-price refundable contracts, the Company recognizes revenue on a milestone basis. Progress payments received/receivables are recognized as revenue only if the specified milestone is achieved and accepted by the customer, the payment is not refundable, and continued performance of future research and development services related to the milestone are not required.

          For sales of patented pharmaceutical formulas, the Company recognizes revenue upon the delivery of the patented formulas.

     (i)  Retirement Benefits

          Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the income statement as incurred. The retirement benefits expenses for nine months ended September 30, 2004 and 2003 was $2,233 and $1,835, respectively.

     (j)  Income Taxes

          Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

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

     (l)  Comprehensive Income(Loss)

          SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

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

     (n)  Earnings(Loss) Per Share

          Basic earnings(loss) per share is computed by dividing income(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the reporting periods presented.

     (o)  Recent Accounting Pronouncements

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

          In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No.29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exception to this principle.

          However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetaruy assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

          In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures.

          The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

     4.   ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following as of September 30, 2004:

                        Accounts receivable        $ 924,732
                        Allowance for bad debt      (538,843)
                                                   ---------
                        Accounts receivable, net   $ 385,889
                                                   =========

          The Company's only operating subsidiary, Chemsource, accounted for 100% of the accounts receivable of the Company at September 30, 2004. For the nine months ended September 30, 2004 the Company recognized bad debt expense of $538,843 relating to sales recorded in 2003. In 2003, the Company believed that all of the criteria for revenue recognition existed. However, during 2004 certain customers experienced deteriorating financial condition which resulted in non-payment of accounts receivable. While, the Company continues to pursue payment, due to the uncertainty of collection, the Company recorded a bad debt allowance for the accounts.

5.   FIXED ASSETS

     Fixed assets consist of the following as of September 30, 2004:

                                                                        2004
                                                                      ---------
             At cost:
             Equipment and machinery                                  $  62,251
             Motor vehicles                                              15,749
             Furniture and fixtures                                      13,831
                                                                      ---------
                                                                         91,831

             Less: Accumulated depreciation
             Equipment and machinery                                     28,946
             Motor vehicles                                               1,968
             Furniture and fixtures                                       7,436
                                                                      ---------
                                                                         38,350

             Fixed assets, net                                        $  53,481
                                                                      =========


     Depreciation expense for nine months ended September 30, 2004 and 2003 was $11,332 and $8,957, respectively.

6.   AMOUNTS DUE TO SHAREHOLDERS

     Amounts due to shareholders consist of the following as of September 30, 2004:

             Name of Shareholder                                        Amount
             -------------------                                      ---------

             Lufan An                                                 $ 272,076
             Xiahao Liu                                                  37,314
             Xinzhong Shi                                                12,082
                                                                      ---------
                                                                      $ 321,472
                                                                      =========

     The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

7.   INCOME TAXES

     (a)  Corporation Income Tax ("CIT")

     In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2003, the Company was exempt from CIT.

     Income tax expense for nine months ended September 30, 2004 and 2003 are summarized as follows:

                                                           2004         2003
                                                         ---------    ---------

             Current:
             CIT                                         $    --      $    --
                                                         ---------    ---------

             Deferred:
             CIT                                         $(294,694)   $    --
                                                         ---------    ---------
             Income tax expense                          $(294,694)        --
                                                         =========    =========

     The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2004 and 2003 (computed by applying the CIT rate of 33 percent to net profit) as follows:

                                                            2004         2003
                                                         ---------    ---------

             Computed "expected"
                expense(benefit)                         $ (72,947)   $  13,689
             Valuation allowance                           339,850         --
             CIT exemption                                  27,791      (13,689)
                                                         ---------    ---------
             Income tax expense                          $ 294,694    $    --
                                                         =========    =========

     The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities(assets) are as follows at September 30, 2004:

                                                                         2004
                                                                      ---------
             Deferred tax assets:
                Depreciation                                          $  10,439
                Research and development costs not
                    yet deducted for tax purpose                        205,405
                Others costs not yet deducted for
                    tax purpose                                          40,503
                Foreign net operating loss carry forwards                83,503
                Valuation allowance                                    (339,850)
                                                                      ---------
                    Total deferred tax assets                              --
                                                                      ---------

             Deferred tax liabilities:
                Revenue not yet taxable                                (411,613)
                                                                      ---------
                Net deferred tax liability                            $(411,613)
                                                                      =========

     The foreign net operating loss carry forwards expire five years from the year of the loss. The loss carry forwards expire as follows:

                  Year of Expiration                                    Amount
                  ------------------                                  ---------
                        2005                                          $  34,371
                        2006                                             43,696
                        2007                                             48,559
                        2008                                             58,045
                        2009                                             83,503
                                                                      ---------
                       Total                                          $ 268,174
                                                                      =========

     The tax effects of temporary differences that give rise to deferred tax assets were reduced by a valuation allowance because of the uncertainty as to whether the deferred tax assets will be realized.

     (b)  Business Tax ("BT")

     The Company is subject to Business Tax, which is charged on the selling price at a general rate of 5% in accordance with the tax law applicable.

8.   COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

     The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for nine months ended September 30, 2004 and 2003 the Company recognized rental expense of $8,004 and $10,506, respectively.

     As of September 30, 2004, the Company has outstanding commitments in respect of non-cancellable operating leases, which fall due as follows:

                                                                         2004
                                                                      ---------
             Within one year                                          $   9,061
             After one year but within five years                          --
                                                                      ---------
                                                                      $   9,061
                                                                      =========

9.   BUSINESS COMBINATION

     Effective August 28, 2004, the Company completed the acquisition of CBC, a British Virgin Islands corporation which is the parent, management company and holder of a 90% of the ownership interest in its only operating subsidiary, Chemsource, a company established in the People's Republic of China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. The Company exchanged 20,842,779 shares of its restricted common stock, par value $0.01 per share, for that number of shares of CBC that constitutes 100% of the equity interest of CBC, valued at $447,431 which represented the net asset of CBC at the acquisition date. There are currently 23,158,757 issued and outstanding shares of common stock of the Company.


             The following summarizes the acquisition:
             Assets acquired                                          1,077,242
             Liability assumed                                         (629,811)
                                                                      ---------
         Net asset of CBC at the acquisition date                     $ 447,431
                                                                      =========

10.  PRO FORMA RESULTS OF OPERATIONS

     On October 5, 2004, the Company filed a Form 8-K disclosing the purchase agreement to acquire a 51% ownership interest in Hengyi. For financial reporting purposes, the Hengyi transaction will be treated as an acquisition pursuant to the purchase method of accounting. Also see note 2.

     The pro forma information below, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

     The following unaudited pro forma information is presented as if the acquisition of Hengyi occurred at the beginning of the 2004 period presented:

     Nine Months Ended
     September 30, 2004

     Revenue                                                        $ 5,639,912
     Net loss                                                       $  (296,150)
     Basic and diluted loss per share                               $     (0.01)











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

OVERVIEW

Effective  August  28,  2004,  China  Biopharmaceuticals   Holdings,  Inc.  (the
"Registrant" or the "Company") completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation which is the parent, the management company and holder of a 90% ownership interest in its only operating subsidiary and asset, NanJing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in the People's Republic of China ("China") and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

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

On September 29, 2004, the Registrant signed a Purchase Agreement under which, the Registrant acquired 51% ownership interest in Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company specialized in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The closing of the transaction is waiting for the final approval and issuing of the business certificate from the local government.

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

CBC has a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. CBC has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. CBC also has a rich existing product pipeline. The technological backbone of the CBC's advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that have only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables CBC to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by some of the best drug research scientists and development experts in the country. CBC has a product pipeline containing approximately twenty-five major products, including sixteen new drugs that are ready for commercialization in China, and nine other drugs undergoing various phases of clinical trials toward approval by the SFDA. CBC also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. CBC has built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. CBC collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the library. CBC builds LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to understanding of our financial statements. The application of these polices requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these policies on our business operations are discussed below.


(1) REVENUE AND REVENUE RECOGNITION.

For fixed-price refundable contracts, the Company recognizes revenue on a milestone basis. Progress payments received/receivables are recognized as revenue only if the specified milestone is achieved and accepted by the customer. Confirmed revenue is not refundable and continued performance of future research and development services related to the milestone are not required.

For sale of patented pharmaceutical formulas, the Company recognizes revenue upon delivery of the patented formulas.

(2) ACCOUNTS RECEIVABLE.

The Company's accounts receivable are concentrated in numbers of pharmaceutical manufacturers. The Company believes that a significant change in the liquidity or financial position of any customer would have a material adverse impact on the collectability of the Company's accounts receivable. Based upon the Company's historical experience, the delaying of payment caused by customer's unpredicted management or financial trouble is influencing the Company's financial and future operating results.

(3) BAD DEBT.

The Company's accounting policy is to recognize as bad debt any accounts receivable that the Company is unable to collect within a significant period of time. The Company strives to improve project monitoring and account receivable recovery.

(4) INCOME TAX.

Significant judgment is required in determining our income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.

RESULTS OF OPERATIONS

On August 28, 2004, the Registrant and CBC which is the parent, management company and holder of a 90% ownership interest in Keyuan, its only operating subsidiary and asset, consummated the transactions contemplated by an Exchange Agreement signed on June 8, 2004 by and between the Registrant, CBC, Keyuan and Peng MAO as sole shareholder of CBC, filed as Exhibit 2 to the Form 10K 2004, filed June 14, 2004. As per the Exchange Agreement, the Registrant acquired 100% of the capital stock of CBC in exchange for approximately 90% of the Registrant's outstanding common stock.

On September 29, 2004, the Registrant signed a Purchase Agreement under which, the Registrant acquired 51% ownership interest in Hengyi. Total consideration paid by the Registrant to acquire 51% ownership interest in Hengyi was $1,600,000 cash and 1.2 million shares of the common stock of the Registrant. Due to the time consuming of the government for registration and licensing processes, the transaction is not completed yet.

Pursuant to the relevant rules, the financial performance of Hengyi shall be disclosed subsequently within the relevant required timeframe. For this quarterly report, we will only discuss the financial performance of the Company reflecting the operation of Chemsource.

GENREAL RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(1) REVENUE.

Revenue for the nine months ended on September 30, 2004 was $663,850, while the Company's revenue for the nine months ended September 30, 2003 was $348,040. During the reporting period the Company significantly increased R&D services to other domestic pharmaceutical companies. The Company offered contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies.

(2) R&D.

R&D cost for the nine months ended September 30, 2004 was $60,015 as compared to $269,255 for the nine months ended September 30, 2003. R&D cost as a percentage of sales was 9% for the nine months ended September 30, 2004, as compared to 77% for the nine months ended September 30, 2003. In the first nine months of 2004, the Company reduced its investment in R&D of new drug project and simultaneously increased its activities of providing contractual R&D service to other pharmaceutical companies. In the first nine months of, 2004, the Company focused on preparing the commercialization of new drugs.

(3) GROSS PROFIT.

Gross profit in the first nine months of 2004 amounted at $603,835, as compared to $78,785 for the nine months ended September 30, 2003. In 2004, the Company increased sales and significantly decreased its R&D cost.

(4) GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2004 was $279,228 as compared to $37,355 for the nine months ended September 30, 2003. General and administrative expenses increased significantly in 2004 due to the Exchange and reorganization of the Company.

(5) BAD DEBT.

The amount of bad debt for the nine months ended September 30, 2004 was $538,843. This was mainly due to large amount of account receivables created by Chemsource in 2003 and due to the lack of efficient project monitoring from the management of Chemsource and unpredictable licensing procedures in China. A large part of those accounts receivable were recorded as bad debts in this reporting period. Due to the long procedures of licensing new drug projects in China, it is usual that the contractual period for new drug licensing is over one year. The Company strives to improve project monitoring and account receivable recovery.

(6) INCOME TAXES.

Income tax expense for the nine months ended September 30, 2004 increased $294,694 from $-0- tax expense for the nine months ended September 30, 2003. The increase resulted from deferred tax assets in 2004 that were reserved completely through a valuation allowance due to the uncertainty of their realization in future periods. In 2003, the company was exempt from taxation under the PRC tax regulations.

(7) NET INCOME

Net loss for the nine months ended September 30, 2004 was $472,593 as compared to net income of $41,482 for the nine months ended September 30, 2003. This is mainly due to the large amount of account receivable incurred by Chemsource in 2003, which were recorded as bad debts in this reporting period. Projects related to those bad debts are still going forward for future income.


GENREAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(1) REVENUE.

Revenue for the three months ended on September 30, 2004 was $480,131, while the Company's revenue for the three months ended September 30, 2003 was $34,233. During the three months ended September 30, 2004, the Company significantly increased R&D services to other domestic pharmaceutical companies. The Company offered contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies.

(2) R&D.

R&D cost for the three months ended September 30, 2004 was $7,048 as compared to $107,228 for the three months ended September 30, 2003. R&D cost as a percentage of sales was about 1.5% for the three months ended September 30, 2004, as compared to about 313% for the three months ended September 30, 2003. In the three months ended September 30, 2004, the Company reduced its investment in R&D of new drug project and simultaneously increased its activities of providing contractual R&D service to other pharmaceutical companies. In the three months ended September 30, 2004, the Company focused on preparing the commercialization of new drugs.

(3) GROSS PROFIT.

Gross profit in the three months ended September 30, 2004 amounted at $473,083, as compared to a gross loss of $72,995 for the three months ended September 30, 2003. In 2004, the Company increased sales and significantly decreased its R&D cost.

(4) GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2004 was $247,732 as compared to $11,740 for the three months ended September 30, 2003. General and administrative expenses increased significantly in 2004 due to the Exchange and reorganization of the Company.

(5) BAD DEBT.

The amount of bad debt for the three months ended September 30, 2004 was $538,843. This was mainly due to large amount of account receivables created by Chemsource in 2003 and due to the lack of efficient project monitoring from the management of Chemsource and unpredictable licensing procedures in China. A large part of those accounts receivable were recorded as bad debts in this reporting period. Due to the long procedures of licensing new drug projects in China, it is usual that the contractual period for new drug licensing is over one year. The Company strives to improve project monitoring and account receivable recovery.

(6) INCOME TAXES.

Income tax expense for the three months ended September 30, 2004 increased $234,492 from $-0- tax expense for the three months ended September 30, 2003. The increase resulted from deferred tax assets in 2004 that were reserved completely through a valuation allowance due to the uncertainty of their realization in future periods. In 2003, the company was exempt from taxation under the PRC tax regulations.

(7) NET INCOME

Net loss for the three months ended September 30, 2004 was $507,873 as compared to $84,760 for the three months ended September 30, 2003. This is mainly due to the large amount of accounts receivable incurred by Chemsource in 2003, which were recorded as bad debts in this reporting period. Projects related to those bad debts are still going forward for future income.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, net cash used in operating activities was $62,284, net cash used in investing activities was $4,842 and net cash provided by financing activities was $300,000. Cash and cash equivalents for the nine months ended September 30, 2004 was $321,140. This has brought concern to the Company's management because Chemsource desires to strengthen their leading position in new drug R&D and the Company is planning to proceed with further acquisitions that require that sound sources of cash be secured in the near future.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No.29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exception to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetaruy assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures.

The  implementation  of the  above  pronouncements  is not  expected  to  have a
material   effect  on  the  Company's   financial   statement   presentation  or
disclosures.

ITEM 3.  CONTROL AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive
Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are unsatisfied in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

None.

ITEM 5.  OTHER INFORMATION

None



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION
-------           -------------------------------------------------------------

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

On October 5, 2004, the Registrant filed a Form 8-K announcing the completion of the purchase agreement been signed with the acquisition of 51% of the equity interest of Hengyi. The closing of the transaction is waiting for the final approval and issuing of the business certificate from the local government. As a result, those financial statements are in the process of being prepared and will be filed as soon as practicable following the closing of the transaction described in the Form 8-K filed on October 5, 2004.

SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

Date: February 4, 2005
                                         By: /s/ MAO Peng
                                            ------------------------------------
                                            Name:  MAO Peng
                                            Title: Chairman and
                                            Chief Executive Officer

Date: February 4, 2005
                                         By: /s/ HUNAG Chentai
                                            ------------------------------------
                                            Name: HUANG Chentai
                                            Title: Chief Financial Officer