Form 10KSB
period 2004-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2005-04-15
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)


/x/ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934.

For the fiscal year ended December 31, 2004

                                       or

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Delaware                                        13-2949462
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1601, Buliding A, Jinshan Tower
No. 8, Shan Xi Road
Nanjing, Jiangsu
China                                                      210009
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (86) 25 8320 5758

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:/x/ No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. y

State the issuer's revenues for fiscal year ended December 31, 2004: $3,443,545

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Not Applicable, as of March 31, 2005 as the Company is currently applying for listing on the Over the Counter Bulletin Board.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,658,757 shares of Common Stock (as of March 31, 2005)

Transitional Small Business  Disclosure Format:  Yes: No: /x/

                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                            Page
PART I                                                                         4
Item 1       Description of Business                                           4
Item 2       Description of Property                                          21
Item 3       Legal Proceedings                                                21
Item 4       Submission of Matters to a Vote of Security Holders              21

PART II                                                                       22
Item 5       Market for Common Equity and Related Stockholders Matters        22
Item 6       Management's Discussion and Analysis or Plan of Operation        23
Item 7       Financial Statements                                             30
Item 8       Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      30
Item 8A      Controls and Procedures                                          31
Item 8B      Other Information                                                32

PART III                                                                      32
Item 9       Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act             32
Item 10      Executive Compensation                                           35
Item 11      Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               36
Item 12      Certain Relationships and Related Transactions                   36
Item 13      Exhibits                                                         36
Item 14      Principal Accountant Fees and Services                           37


     References  in this Annual  Report on Form 10-KSB to the  "Company",  "we",
"us"  or  "our"  include  China   Biopharmaceuticals   Holdings,  Inc.  and  its
subsidiaries, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Safe Harbor Statement

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of the markets are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the growth of the interactive game market and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

Item 1. Description of Business

Overview

     We are a bio-pharmaceutical company focused on research and discovery, development and commercialization of innovative drugs in People's Republic of China ("China" or "PRC").

We, a Delaware corporation, were originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into China Biopharmaceuticals Holdings, Inc.
(CBH), its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. Effective August 28, 2004, CBH completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its then only operating subsidiary and asset, NanJing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. Nanjing Keyuan Pharmaceutical R&D Co., Ltd. was established in March 2000 in Nanjing City of Jiangsu Province, China. It was founded and spear-headed by graduates from China Pharmaceutical University to engage in new drug research and discovery and in the development of new drug screening technologies.

On February 27, 1986, the stockholders of our company approved the divestiture and sale of those assets of our company as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27 1988, company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Company's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. As a result of the reorganization the acquisition of CBC pursuant to the Exchange Agreement, our company will no longer be a BDC and will continue as an operating company.

On August 4, 2004, our company filed Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying its shareholders the execution and pending implementation of an Agreement and Plan of Merger was signed by and between

Globus Growth Group, Inc., a New York corporation ("Globus") and the predecessor of our company and its wholly owned subsidiary in the State of Delaware under the name of China Biopharmaceuticals Holdings, Inc.("CBH") The Agreement and Plan of Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, according to which Globus, Inc. merged with and into our company, ceasing its corporate existence and having the Company as the surviving corporation of the merger (the "Merger"). In the Merger, all issued and outstanding shares of the common stock of Globus have been converted into shares of common stock of the Company. On August 28, 2004, the internal reorganizational Merger was completed with Globus merging into the Company as the surviving entity.

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. There are currently 23,158,757 issued and outstanding shares of common stock of the reorganized Company.

On September 29, 2004, we signed a purchase agreement whichwas amended on December 31, 2004 to acquire a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments.

The shares of common stock of the Company are currently not quoted on any stock exchange but we have applied for trading with the Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol CBIO.OB and our listing application has been accepted. We are being considered for approval of such listing application although no assurance can be given in this regard.

Although to date we have been successful in developing our business and products, we face many challenges typically faced by a growing company, including limited access to capital, competition, research and development risks, among many other risks. Our inability to overcome these risks could have an adverse effect on our operations, financial condition and prospects.

ABOUT OUR PRODUCTS AND TECHNOLOGY

We have a diversified portfolio of drugs and robust drug screening and testing platforms. We concentrate on the development of drugs for treatment of common diseases such as cardiovascular diseases, cancer, infectious diseases and diabetes, etc.


New Drugs

Our subsidiary Keyuan has an existing pipeline of approximately  twenty four new drugs that we intend to introduce to the Chinese market in the  subsequent  five years.  The drugs  are  superior  to  existing  comparable  drugs  with  reduced
toxicity,   enhanced  effectiveness  and  cheaper  manufacturing  costs  due  to technological innovation.

The table below lists our new drug products. For each drug, the table indicates the condition for treatment, the PRC State Food and Drug Administration ("SFDA") approval and licensing status.

------- ------------------------ ---------------------- -------------------- ------------------
        Drug Name                Target                 Clinical             SFDA
                                 Treatment              Program              Approval
                                                        Status               License No.
------- ------------------------ ---------------------- -------------------- ------------------
1.      Paufloxcin               Infection              Approved and         2003L1867
        Injection                (antibiotics)          licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
2.      Nafamostat for           Disseminated           Approved and         2003L00551
        Injection                Intravascular          licensed by
                                 Coagulation            SFDA
                                 (DIC)
------- ------------------------ ---------------------- -------------------- ------------------
3.      Heptaplatin for          Cancer                 Approved and         2003L01705
        Injection                                       licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
4.      Secnidazole              Infection              Approved and         2003L01223
        Tablets                                         licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
5.      Edaravone                Stroke                 Approved and         2003L02174
        Injection                                       licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
6.      Desloratadine             Allergic Disease      Approved and         2003L02928
        Tablets                                         licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
7.      Torasemide for           Acute Heart            Approved and         2003L01294
        Injection                failure, renal         licensed by
                                 function failure       SFDA
------- ------------------------ ---------------------- -------------------- ------------------
8.      Torasemide               Hypertension,          Approved and         2003L00804
        Tablets                  Heart Failure          licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
9.      Torasemide               Hypertension;          Approved and         2003L00516
        Capsules                 Heart Failure          licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
10      Nateglinide              Diabetes               Approved and         2003L00131
        Tablets                                         licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
11      Loxoprofen               Inflammation           Approved and         2003L00075
        Granules                                        licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
12      Gliclazide               Diabetes               Approved and         2003L4302
        Sustained                                       licensed by
        Release Tablets                                 SFDA
------- ------------------------ ---------------------- -------------------- ------------------
13      Xueshuantong Injection   Stroke                 Pre-clinical,           Preclinical
                                                        expected to
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------



------- ------------------------ ---------------------- -------------------- ------------------
        Drug Name                Target                 Clinical             SFDA
                                 Treatment              Program              Approval
                                                        Status               License No.
------- ------------------------ ---------------------- -------------------- ------------------
14      Meglumine                Cardiovascular         Approved and         2003L5758
        Adenosine                disease                licensed by
        Cyclophosphate                                  SFDA
        for Injection
------- ------------------------ ---------------------- -------------------- ------------------
15      Phenazopyridine          Pain, burning,         Pre-                 Preclinical
        HCI Tablets              and other              clinical,
                                 discomfort             expected to
                                 caused  by             be approved
                                 infection or           in 2005
                                 irritation of
                                 the lower
                                 urinary tract
------- ------------------------ ---------------------- -------------------- ------------------
16      Cefixime                 Infection              Approved and         2003L00159
        Tablets                                         licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
17      Cefixime                 Infection              Approved and         2003L01628
        Capsules                                        licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
18      Cefixime                 Infection              Approved and         2003L002619
        Granules                                        licensed by
                                                        SFDA
------- ------------------------ ---------------------- -------------------- ------------------
19      Diclofenac               Oral ulcer             Phase III            Pending
        Sodium Lozenges                                 expected to          approval
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
20      Kyz-010                  Senile                 Preclinical          Preclinical
                                 dementia               expected to
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
21      KyH-001                  Viral                  Preclinical          Preclinical
                                 infection              expected to
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
22      Kyz-012                  Stroke                 Preclinical          Preclinical
                                                        expected to
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
23      Solon                    Digestive              Phase II             Pending
                                 ulcer                  expected to          approval
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
24      Nizatidine               Digestive              Phase II             Pending
        Injection                Uclear                 expected to          approval
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------
25      Propacetamol             Antipyretic            Phase III            Pending
        for Injection            Analgesic              expected to          approval
                                                        be approved
                                                        in 2005
------- ------------------------ ---------------------- -------------------- ------------------

Pharmaceuticals and Intermediaries

Our subsidiary Hengyi specializes in research and development, production and sales of pharmaceutical products as well as chemicals and intermediaries used in pharmaceutical products. Hengyi has extensive product pipeline containing twenty six major products that are raw material and intermediaries for making pharmaceutical products. More than 90% of Hengyi's products are exported to North America, South America and European countries. Among the end user customers of Hengyi are companies such as: TEVA Pharmaceutical Industries Ltd., TARO Pharmaceutical Industries Ltd. Euticals SPA, ARASTO Pharmaceutical Chemical Inc., Globe Chemicals, Biesterfeld Siemsgluess International and Beckman Coulter Inc. Hengyi can manufacture and provide most of the raw materials for when the Company starts commercializing its new drugs, enabling the Company to lower its production cost and gain competitive advantages over its competitors.

Below is the list of pharmaceutical and intermediary products of the Company:

         1.   Flumequine
         2.   Flumequine Sodium
         3.   Carbamazepine
         4.   Carbamazepine (Anbromine)
         5.   Oxcarbazepine
         6.   Propylthiouracil
         7.   Methylthiouracil
         8.   Mirtazapine
         9.   1-(3-Hydroxymethylpyridin-2-YL)-4-Methyl-2-Phenyl Piperazine
         10.  Natrii Demercaptopancsulfonas
         11.  Pyridostigmine Bromide
         12.  Ketonitrile
         13.  3-(1-Cyanoethyl) Benzoic Acid
         14.  Iminostilbene
         15.  Iminostilbene Carbonyl Chloride
         16.  10-Methoxy Iminostilbene
         17.  10-Methoxy Carbamazepine
         18.  Iminodibenzyl
         19.  Iminodibenzyl Carbonyl Chloride
         20.  Cyand Iminodibenzyl
         21.  S/R-Valinol
         22.  S/R-Phenylglycinol
         23.  S/R-Phenylalaninol
         24.  S/R-4-Phenyl-2-Oxazolidinone
         25.  S/R-4-Benzyl-2-Oxazolidinone
         26.  S/R-4-Isopropyl-2-Oxazolidinone


Services:

We also offer contractual research and development services. We intend to license the access to our proprietary screening and testing platforms to other pharmaceutical companies. In addition, we will offer packaged R&D services to companies outsourcing their R&D activities for fee-based research and development revenues.

Library of Targeted Drug Candidates:

We have built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. We collaborate with China Pharmaceutical University in enhancing the resources of chemical compounds in the library. We invest in LTDC to both accelerate our own drug research and discovery as well as to generate revenue in the form of access fees paid by other pharmaceutical companies. We charge access fee of 60,000 USD per access.

OUR CUSTOMERS AND DISTRIBUTION CHANNELS

We have three groups of customers:

Pharmaceutical Companies- The Company maintains a fine reputation in the pharmaceutical industry in China for new drug R & D. We work with other pharmaceutical companies to license or jointly distribute our products.

Drug Distribution Companies- There are approximately 10,000 drugs distribution companies in China. We work with various distribution companies to distribute our products. The demand for new drugs in China is substantial as the drug distribution companies suffer from very low profit margins from the distribution of old generic drugs.

Hospitals- We have a network of connections with hospitals in the areas of Shanghai, Zhejiang province and Jiangsu province. The population in these areas is approximately 150 million. The sales executives of the Company have held senior sales positions in various pharmaceutical companies that sell in these areas and have an extensive network of contacts that provide direct access to hospitals in these areas.

The Company currently has four sales representative offices located in Nanjing City, Wuxi City and Shanghai City

OUR RESEARCH AND DEVELOPMENT

We have a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicinal products. Our R&D team consists of experts in the fields of medical technology, biotechnology, and pharmaceuticals with over 10-years of market place experience and a proven record of success in the management of pharmaceutical businesses in China. The Company has developed a discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. We also have a rich product pipeline. The technological backbone of the Company's R&D capabilities is a Drug Screening and Testing System based on certain
Post-Genomics Era bio-technologies. This proprietary gene-level technology platform enables the Company to deliver the next generation of drugs which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by some of the best drug research scientists and development experts in China. We have a product pipeline containing approximately twenty five products, including sixteen new drugs that are ready for commercialization in China, and nine other drugs undergoing various phases of clinical trials under the supervision of the SFDA. We also offer contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. We have built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. We collaborate with China Pharmaceutical University, which is a shareholder of the Company, in building allied R&D laboratory for drug screening and testing and enhancing the resources of chemical compounds in the library.

     We leverage our relationship with the research laboratory of China Pharmaceutical University which is a shareholder of the Company. We have the right of first refusal on their new drug discoveries. We spent $306,621 and $261,813 on research and development during 2003 and 2004, respectively.

PRODUCTION FACILITIES AND EQUIPMENT

We have a drug R&D laboratory. The laboratory is equipped with various type of equipment for compound synthesis, drug testing, screening, drug analysis, Pharmacological study, Pharmacokinetic study, efficiency study and toxicity study such as High Performance Liquid Chromatography (HPLC), Incubator, Ultraviolet-Visible Spectrometer, Centrifuge and Clean Bench, etc. Our subsidiary Hengyi is fully with facilities required for the production in high temperature, high pressure, high vacuum and deep cooling.

MISSION AND STRATEGY

Our mission is to maximize investment returns for our shareholders by integrating our strong drug discovery and development strength with our manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China. We intend to become a dominant player in the bio-pharmaceutical industry in China.

COMPETITION AND COMPETITIVE STRENGTHS

Vertically integrated pharmaceutical operation is still at an early stage of development in China due to heavy state involvement in the past. The industry is fragmented. We face competition from domestic drug R&D companies, drug manufacturing companies which are growing rapidly. Our direct competitors are domestic pharmaceutical companies and new drug R&D institutes that have fairly strong R&D capabilities in new drug R&D such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd. and Chongqing Pharmaceutical Research Institute, Co. Ltd. We also face competition of foreign companies who have strong proprietary pipeline and strong financial resources. Our advantage is our local concentration in research and discovery as well as our local distribution network. We possess certain competitive advantages over our competitors due to our own discovery capability. Our relationship with China Pharmaceutical University, the leading pharmaceutical scientific research institution in China, provides us with a unique opportunity to benefit from the latest discovery in its research laboratory and reduce our fundamental research cost so that we can concentrate more on application and commercialization. We are in a unique position to seize substantial market opportunities as the pharmaceutical industry in China rapidly moves toward consolidation, privatization, and commercialization.

Good Product Pipeline

We have an existing pipeline of approximately twenty-four new drugs we intend to introduce to the Chinese market in the next five years. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation.

R&D Capabilities and Technology

We have obtained intellectual property rights for our advanced technologies. Our R&D capabilities are one of the leading forces in the Chinese pharmaceutical industry. Our advanced R&D technology platform represents advanced drug discovery and development tools for screening potential drug candidates for new drugs. Additionally, through our joint venture with China Pharmaceutical University's R & D laboratory, we have access to China's most promising pharmaceutical development projects and to the nation's top-level expertise in drug research and discovery.

Strong Experience in Dealing with Approval Authorities

Several of our leading management team members used to work with SFDA in various high level drug approval and screening positions. Our research and discovery is keyed to the SFDA requirements and we are familiar with the criteria used and standards expected. This gives us competitive advantage in government approvals and licenses as well as revenues from participation in selected government projects and grants. For example, our CTO previously served as head of Department of Pharmacology, CDE, SFDA.

Examination and Appraisement Committee for Small Molecule Drugs.

In August, 2004, we signed an agreement with China Pharmaceutical University to establish a joint laboratory for potential drug candidates (effective chemical compounds and effective single ingredient extract from traditional Chinese medicinal herds) screening and new drugs research and development.

INTELLECTUAL PROPERTY

Intellectual property is the foundation of our R&D. We have the capacity to develop intellectual property based on our research and discovery effort.

Our subsidiary Keyuan owns the following patents:

(1) Low dose Diclofenac Sodium Lozenges and preparation.
(Indication: oral ulcer, stomatitis, small oral operation)
Patent Application number: 011360828
Application date: Oct.8, 2001

(2) Usage of the abstracts of Rhodiola rosea L. in the preparation of drugs treating Alzheimer disease
Application number: 031583490
Application date: Sep.27, 2003

(3) Preparation of a platinum(II) complexes Yibo, anticancer drug
Application number: 2004100147727
Application date: Apr.28, 2004

In addition,  the following six new drugs are protected under SFDA  regulations:
Nafamostat for Injection, Heptaplatin for Injection, Torasemide for Injection, Torasemide Tablets, Xueshuantong Injection and Meglumine Adenosine Cyclophosphate for Injection.

The drugs approved by SFDA are protected by SFDA through administrative measures. A new drug will be protected by SFDA for three (3) to five (5) years, depending on different categories of the drug, on the following conditions: 1. the new drug is approved by SFDA; and 2. if no other applications for the same drug are filed at the same time, no new applications will be considered by SFDA for three (3) to five (5) years.

REGULATORY ENVIRONMENT

     Our principal sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, we are also subject to various regulations and permit systems by the Chinese government.

     The application and approval procedure in China for a newly developed drug product is described below. New drug applicants prepare the documentation of Pharmacological study, toxicity study and pharmacokinetics and Drug Metabolism
(PKDM) study and new drug samples. Documentation and samples are then submitted to provincial food and drug administration ("provincial FDA"). The provincial FDA sends its officials to the applicant to check the applicant's R&D facilities and to arrange new drug examination committee meeting for approval deliberations. This process usually takes three months. After the documentation and samples being approved by the provincial FDA, the provincial FDA will submit the approved documentation and samples to SFDA. SFDA examines the documentation and tests the samples and arranges new drug examination committee meeting for approval deliberations. If the application is approved by SFDA, SFDA will issue a clinical trial license to the applicant for clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files submitted to SFDA for new drug approval. The clinical trial process usually takes one year or two depending on the category and class of the new drug. SFDA examines the documentation and gives final approval for the new drug and issues the new drug license to the applicant. This process usually takes 8 months. The whole process for new drug approval usually takes three to four years.

     The Government approval procedure in China for application for new patents is as follows. The applicant prepares documentation and sends application to State Intellectual Property Office of China ("SIPO"), usually through patent application agencies. The application is then examined by SIPO. If the application is approved, SIPO issues and releases patent illustration book for challenges by competing claimants. Once the illustration book issued, the patent is protected. Within a three year period depending on different categories of the patent, if there are no challenges against the patent, then SIPO will issue patent license to the applicant.

EMPLOYEES

Currently we have approximately 148 full-time employees falling into the following categories:

              Management & Administration                   19
              Technology and Research                       38
              Sales and Marketing                           22
              Production                                    69
                                                          -------
              TOTAL:                                        148

We have employment contracts with a significant number of our employees. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good. Most of our employees are located in Nanjing and Suzhou, west of Shanghai.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment

China Related Risks
-------------------

     Our assets are located in China and its revenues are derived from its operations in China. In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect the Company's future manufacturing expansions. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, the Company's development of R&D technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

     Political and Economic Risks - China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect our performance.

     Risks Related to Interpretation of China laws and regulations which involve significant uncertainties - China's legal system is based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Foreign Exchange Control Risks
------------------------------

  Currency Conversion and Exchange Rate Risks - Although the Renminbi to United States dollar exchange rate has been relatively stable in the past five years, there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United States dollar by direction of the Chinese government. Exchange rate fluctuations may adversely affect our financial performance because of its foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets, its earnings and declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

Regulatory Risks
----------------

     Governmental Regulatory and Policy Risks - We must follow various government regulations and in particular, State Food and Drug Administration ("SFDA") regulations. Government regulations may have material impact on the Company's operations, increase costs and could prevent or delay the Company in licensing, manufacturing and selling its products. Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA. There is no assurance that we will obtain such approvals.

     In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment. Although we have, so far, obtained the marketing rights for selling some of its products in the China, however, we may not continue to receive and maintain regulatory approvals for the sales of these products. Our marketing activities are also subject to government regulations with respect to the prices that it intends to charge or any other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and selling products, impacting negatively on our operation, revenue, income and cash flow.

Company Related Risks
---------------------

     Risks Related to our Strategy and Risks Related to our Inability to Carry Out Such Strategy - our strategy may be based on wrong assumptions and may be seriously flawed and even in fact damage our performance, competitive position in the market and even its ability to survive in the market place. Even if the strategy is correct, we may never be able to successfully implement its strategy or implement the strategy in the desired fashion. These risk factors may cause major risks to our performance and even survival.

     Risks Related to the Implementation of Our Operation and Marketing Plan - Our operation plan and marketing plan may be seriously flawed and even in fact damage our performance, competitive position in the market and even its ability to survive in the market place. Even if the operation plan and the marketing plan are correct, we may never be able to successfully implement the plans or implement the strategy in the desired fashion. These risk factors may cause major risks to our performance and even survival.

     Risks Related to our Products and Services - Our products and services involve direct or indirect impact on human health and life. The drugs, products and services provided may be flawed and cause dangerous side effects and even fatality in certain cases and lead to major business losses and legal and other liabilities and damages to the Company.

     Risks Related to Product Liability Claims - We face the risk of loss resulting from, and adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. In addition, we may not have insurance covering such claims and we may not be able to obtain adequate insurance coverage in the future at acceptable costs.

     Risks Related to our Technology and Its Platforms - Our technologies and platforms may be seriously defective and flawed producing wrong and harmful results, exposing the Company to significant liabilities. Even if they are not defective or flawed, these technologies and platforms may become outdated, losing their value and thus the competitive advantages of the Company.

     Risks Related to Competition - The pharmaceutical industry is a highly competitive and rapidly changing industry, we may not able to adjust sufficiently quickly and effectively to survive and succeed in the competition. There are many larger players, both Chinese and foreign, that are stronger than the Company, in terms of financial strength and technology, that can cause significant damages to the Company.

     Marketing Risks - Newly developed drugs and technologies may not be compatible with market needs. Because markets for drugs differentiate geographically inside China, we must develop and manufacture its products to accurately target specific markets to ensure product sales. If the Company fails to invest in extensive market research to understand the health needs of consumers in different geographic areas, it may face limited market acceptance of its products, which could have material adverse effect on the Company's sales and earning.

     Risks Related to Research and the Ability to Develop New Drugs - Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technologies and platforms. As such, if the Company fails to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technologies, the Company's current and future products could be surpassed by more effective or advanced products of other companies.

     Risks Related to Difficulty in Defending Intellectual Property Rights from Infringement - Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including China. Some patent applications in China are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

     We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

     Risks  Related to Third  Parties  that May Claim that We  Infringe on Their
Proprietary Rights and May Prevent Us from Manufacturing and Selling Our Products - There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

o require us to incur substantial expense, even if we are insured or successful in the litigation;

o require us to divert significant time and effort of our technical and management personnel;

o    result in the loss of our rights to develop or make certain products; and

o require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

     Although patent and intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our costs to market these products.

     In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the SFDA that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay regulatory approval by the SFDA. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

     Our launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us. Depending upon the circumstances, a court may award the patent holder damages equal to three times their loss of income. If we are found to infringe a patent held by a third party and become subject to such treble damages, these damages could have a material adverse effect on the results of our operations and financial condition.

     Risks Related to Acquisitions - A major part of our strategy involves acquisitions of other companies and products and technologies. In order to accomplish our vertical integration strategy to give full play to our drug discovery capacity, we have recently acquired Hengyi, a drug raw material and intermediaries producer. However, we need to acquire one or more durg manufacturers with GMP facilities to produce our proprietary drug for better returns. Our strategy may be greatly impaired and our growth delayed if we cannot acquire sufficient number of such facilities in time. We may not be able to complete successfully such acquisitions due to the lack of capital and other factors. Even if we can complete such acquisitions, we may not be able to absorb and integrate the acquired operation and assets successfully into our currently operation. We may even make wrong acquisitions.

     Risks Related to Financial Reports and Estimates - The Company is subject to critical accounting policies and actual results may vary from our estimates. We follow generally accepted accounting principles for the United States in preparing its financial statements. As part of this work, we must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported our financial statements. We believe that these estimates and judgments are reasonable, and we make them in accordance with its accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

     Risks Related to Significant Financing Needs - We need significant amount of capital to invest in our research and development, in acquisitions and in operations. We may not be able to identify and raise sufficient capital in a timely manner to finance its research and development activity, operation, acquisitions, growth and even survival. Even if such financings are available, they may not be timely or sufficient or on the terms desirable, acceptable or not harmful to our existing shareholders.

     Risks Related to Growth and the Ability to Manage Growth - For the Company to survive and to succeed, it has to consistently grow. However, the management and we may not be able to achieve or manage such growth. The inability to achieve and maintain and manage growth will significantly affect our survival and market position.

     Dependence On Key Personnel - the Company depends on its key management and technological personnel. The unavailability or departure of such key personnel may seriously disrupt and harm the earning Company's operation, business and the implementation of its business strategy and plans. Although most of these personnel are founders and shareholders of the Company, there can be no assurance that we can be successful in retaining them.

     Risks relating to Related Party Transactions- There are currently no related party transactions. Nevertheless, we may in the future get into transactions with related parties.

     Risks Related to not Declaring or Paying any Dividends to Our  Shareholders
- We did not declare any dividends for the year ended December 31, 2004. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Risks Related to Common Stock
-----------------------------

     Shares of our common stock are currently not traded or quoted anywhere. The Company is in the process of applying to be quoted in the Over the Counter Bulletin Board ("OTC BB") market. There is no assurance that our common stock will be quoted anytime soon and even when our stock is finally quoted and traded, there is no assurance that there will be sufficient trading activity to provide liquidity.

     Risks of Lack of Liquidity and Volatility Risks - Currently there is no liquidity in our common stock. Even if our common stock is quoted in the OTC BB market, the liquidity of our common stock may be very limited and affected by its limited trading market. The OTC BB market is an inter-dealer market much less regulated than the major exchanges and are subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the Shares.

     Even if quoted and traded, the trading volume of our common stock may be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC BB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

     Risks Related to Penny Stocks - Even if quoted and traded, our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to "Penny Stock". The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

     Risks of Depressed Price and Downward Pressure on the Shares - Even when quoted and traded, a significant number of our shares will be eligible for sale and their sale could depress the market price of our stock. Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock.

     In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

     Risks Related to Concentration of Ownership - certain of our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders. Certain of our officers, directors and principal stockholders control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Item 2. Description of Property

     Our subsidiary Hengyi currently have a right to use for a remaining period of 48 yeras a piece of land of about 25,000 square meters in the city of Kunshan, Jiangsu Province, China. Hengyi also owns a pharmaceutical manufacturing facility. Our subsidiary Keyuan owns a drug research and development laboratory.

Item 3. Legal Proceedings

     We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Our Securities

     The shares of common stock of the Company are currently not quoted on any stock exchange but we have applied for trading with the Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol CBIO.OB and our listing application has been accepted. We are being considered for approval of such listing application although no assurance can be given in this regard.

     As of March 31, 2005 there were 242 stockholders of record of our common stock.

DIVIDEND POLICY

     We have not declared or paid any cash dividends to date, and we do not intend to declare any cash dividends on the shares of our common stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on shares of our common stock will be solely at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions in future financing agreements, if any, and other business and financial considerations our board of directors may deem relevant.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

     The Company currently does not have but intend to formally adopt a stock option or restricted share plan. Analysis is being done on the impact of recent accounting and regulatory rule changes on the Company and on its future incentive plans.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 17, 2004, we issued 600,000 shares of common stock to Gang Zhu and another 600,000 shares of common stock to Fu Ying Chou, both are shareholders of Suzhou Hengyi Pharmaceutical Feedstock Co., Ltd., a Chinese corporation, pursuant to an acquisition.

     On March 8, 2005, we issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement.

Recent Sales of Convertible Promissory Note

     In January, 2005, we raised a gross proceeds of $500,000 through the sales of promissory note. The Convertible loan is 7% interest rate per annually and payable with interest. The principle shall be paid upon maturity, which is 180 days from the date of the sales of the Note. We agree to grant to holders of the Note the right to convert all, but not less than all, of the Note into common stock by electing to convert the face value of the Note at or prior to maturity at one dollar per share. We further grant to holders of the Note with warrant right to purchase at a price of $1.50 for a period of three years from the date of sales of the Note. The purchase price shall be $1.50 per share with the underlying shares to be registered within 120 days after the date of sales of the Note.

     We paid Wellfleet a cash fee of eight percent of the gross proceeds of the sales of the Note and eight percent of the gross proceeds in shares of the common stock of the Company at a price of $1.00 per share and eight percent of the gross proceeds in warrants at $1.50 per share and an additional 25,000 shares as a success fee.

     All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D Rule 701 and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KSB with the

     Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OUR  BUSINESS

The Company is a bio-pharmaceutical company focused on research and discovery of, development and commercialization of innovative drugs in China. Our mission is to maximize investment returns for our shareholders by integrating our strong drug discovery and development strength with manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

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

(2) ACCOUNTS RECEIVABLE.

The Company's accounts receivable are concentrated in numbers of pharmaceutical manufacturers. We believe that a significant change in the liquidity or financial position of any customer would have a material adverse impact on the collectability of the Company's accounts receivable. Based upon the Company's historical experience, the delaying of payment caused by customer's unpredicted management or financial trouble is influencing the Company's financial and future operating results.

(3) INCOME TAX.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The Company acquired Hengyi on September 30, 2004. The Company paid 1,200,000 shares of our common stock and has agreed to contribute $1,600,000 to the acquired Hengyi as additional working capital and/or for expansion purposes. Such cash contribution is to be made in installments. The current financial statement of the Company only reflects Hengyi's revenue and profit for the three months from October 1, 2004 to December 31, 2004. During the reporting period, our general and administrative costs increased significantly, largely due to transaction costs related to the reverse merger, the reorganization of the Company and Hengyi acquisition. Auditing expenses, legal expenses and other professional expenses consist major parts of the general and administration expenses. Some of the costs are one time costs related to acquisitions. However, as we are considering additional acquisitions, transaction costs may occur over different periods in the future.

REVENUE.

Revenue for the twelve months ended on December 31, 2004 was $3,443,545, while the Company's revenue for the twelve months ended December 31, 2003 was $1,016,733, representing 239% increase. We acquired Hengyi on September 30, 2004. The revenue of Hengyi for three months period from October 1, 2004 to December 31, 2004 was $2,550,655. Revenue of Keyuan for the twelve months ended on December 31, 2004 was $904,972. During the reporting period significantly increased R&D services to other domestic pharmaceutical companies. The Company offered contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies.

R&D.

R&D cost for the twelve months ended December 31, 2004 was $261,813 as compared to $306,621 for the twelve months ended December 31, 2003. R&D cost as a percentage of sales was 7.6% for the twelve months ended December 31, 2004, as compared to 30% for the twelve months ended December 31, 2003. In 2004, the Company reduced its investment in R&D of new drug project and simultaneously increased its activities of providing contractual R&D service to other pharmaceutical companies. In 2004, we were focused on the preparation of commercialization of our new drugs which are expected to increase our profit margin.

GROSS PROFIT.

Gross profit in the twelve months ended on December 31, 2004 amounted at $1,011,373, as compared to $710,112 for the twelve months ended December 31, 2003, representing 42% increase. The gross profit margin for the twelve months ended December 31, 2003 was 70% as compared to 30% for the twelve months ended December 31, 200 Hengyi's gross profit margin was 13% for the twelve months ended December 31, 2004. In 2004, the Company increased sales and significantly decreased its R&D cost. The decrease in Gross profit margin is mainly due to Hengyi's low gross profit margin.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the twelve months ended December 31, 2004 was $545,190 as compared to $55,400 for the twelve months ended December 31, 2003, representing 884% increase. Hengyi's General and administrative expenses for the twelve months ended December 31, 2004 was $208,824 as compared to $296,861 for the twelve months ended 2003. General and administrative expenses increased significantly in 2004 due to the reverse merger and reorganization of the Company as well as the acquisition related transaction costs for Hengyi. Auditing expense, legal expenses, and other professional expenses are the main reason for the significant increase in general and administrative expenses due to the merger and acquisition activities. Some of these expenses are one time transactional expenses.

NET INCOME

Net Income for the twelve months ended Decemberber 31, 2004 was $350,640 as compared to net income of $484,175 for the twelve months ended December 31, 2003, representing 28% decrease. Hengyi's net Income for the twelve months ended Decemberber 31, 2004 was $539,088 as compared to net income of $659,113 for the twelve months ended December 31, 2003. The decrease of the net profit of the Company is mainly due to the significant increase in general and administrative expenses related to the merger and acquisition activities.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve months ended December 31, 2004, net cash used in operating activities was $1,701,927, net cash provided by investing activities was $425,396 and net cash provided by financing activities was $1,655,289. Cash and cash equivalents for the twelve months ended December 31, 2004 was $467,035. This is a unique period for merger and acquisition in China. Currently we do not have sufficient cash for such acquisitions. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions.

Going forward, our primary requirements for cash consist of: (1) acquisition of pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline; (2) continued R&D on selected new drug projects; and (3) to build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for the next twelve months. However, our currently available cash positions are not be sufficient for our future acquisition needs. We are exploring ways to raise additional financing to allow us to accomplish our future acquisition goals.

OUTLOOK

We believe that our future success will depend upon our strength of new drug R & D and commercialization of our new drug from our new drug pipeline. We believe that we have excellent new drug R & D capabilities and currently we have twenty four new drugs in our product pipeline. Among them sixteen new drugs are ready to be commercialized. We can either do contract manufacturing or acquiring GMP plants to produce our own new drugs. For better profit margins and for better protection of our technology and know-how, we need to acquire GMP standard manufacturing facilities to commercialize our new drugs. Our acquisition of Hengyi has allowed us access to inexpensive drug raw material and intermediaries. Future acquisition goals are focused on acquiring GMP plants. Such successful acquisitions will greatly increase our market position, competitiveness, our earning power and profit margin. Just as in the Hengyi acquisition, we intend to use some amount of our common stock as means of payment to the owners of future selected acquisition targets. Just as in the Hengyi acquisition, we intend to continue to use most of cash as additional paid-in capital for the companies we buy so that most of our cash still stays in the companies as additional working capital and/or for expansion purposes. We need to raise additional cash for these acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, (as revised in December 2003) the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No.150 requires that those instruments be classified as liabilities in the balance sheet.

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

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No.29,"Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exception to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetaruy assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures. The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.


Item 7. Financial Statements

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. Reference is made to the Index to Financial Statements on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March  10,  2005 we filed a Current  Report  on Form 8-K to  report  the change in our certifying accountant. Our board of directors authorized the engagement of Kempisty & Company Certified Public Accountants, PC as the new independent auditor to audit our financial statements. This appointment replaced BDO Reanda, Certified Public Accountants ("BDO") as the independent accountant engaged to audit our financial Statements. BDO was dismissed on March 9, 2005 as the principal independent accountant. Our board of directors authorized the dismissal of BDO. During the one month in which BDO was engaged by the Company, BDO did not issue any reports on the audited financial statements of the Company, and there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to BDO's satisfaction would have caused BDO to make reference to this subject matter of the disagreements, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

     On February 10, 2005, we filed a Current Report on Form 8-K to report the change in our certifying accountant. Our board of directors authorized the engagement of BDO as the new independent auditor to audit our financial statements. This appointment replaced Weinberg & Company, P.A. ("Weinberg") as the independent auditor engaged to audit our financial statements. Weinberg was dismissed on February 8, 2005 as the principal independent accountant. Our board of directors authorized the dismissal of Weinberg. Weinberg performed the review of our financial statements for the three and nine months ended September 30,

2004 and 2003. During this period and the subsequent interim period prior to their dismissal, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Weinberg's satisfaction would have caused Weinberg to make reference to this subject matter of the disagreements, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K.

     On September 20, 2004, we filed a Current Report on Form 8-K to report the change in our certifying accountant. This appointment replaced Eisner LLP as the independent auditor engaged to audit our financial statements. Our board of directors authorized the engagement of Weinberg & Company, P.A. as the new independent auditor to audit our financial statements and the dismissal of Eisner LLP. Eisner LLP performed the audit of our financial statements for the three years ended February 29, 2004. During this period and the subsequent interim period prior to their dismissal, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Eisner LLP's satisfaction would have caused Eisner LLP to make reference to this subject matter of the disagreements nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 8B. Other Information

Nil


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


     The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. The following persons are the directors and executive officers of our company:


                                                                  DATE OF
NAME                AGE   POSITION                              APPOINTMENT

MAO Peng            33    Chairman and Chief Executive Officer  August 29, 2004
AN Lufan            39    Director and President                August 29, 2004
ZHANG, Luyong       42    Chief Technology Officer              August 29, 2004
LIU, Xiaohao        40    Director and Vice President           August 29, 2004
HUANG Chentai       55    Chief Financial Officer               August 29, 2002
Stephen E. Globus   57    Director                              August 29, 2004


     Below are brief descriptions of the backgrounds and experiences of the officers and directors:

MAO, Peng MBA
Age 33. MAO Peng is the Chairman and Chief Executive Officer (CEO) as well as a major shareholder of the Company. Before that, Mr. Mao was the CEO of China Pharmaceuticals Investment Fund Ltd. and managed its investments in the pharmaceutical industry in China. Mr. Mao was also a co-founder and the President of Infogroup Investment Corp., a Canadian company specializing in corporate finance and investment management, and Infogroup Management Consultant Ltd. Canada as well as the CEO of the Shandong China Life S.T. Research
Institute. He has extensive connections and experience in the pharmaceutical industry. Mr. Mao graduated from Shandong University in 1993 with a B.A. degree in Marketing and graduated in 1997, with an MBA degree from the Lundquist College of Business at the University of Oregon.

AN, Lufan, Ph.D.
Age 39. AN Lufan is the President and Chief Operation Officer (COO) and a major shareholder of the Company. Mr. An also serves as CEO of Nanjing Keyuan. He served as the CEO of Shandon Tungtai Pharmaceutical Technology Corp. Prior to that, Mr. An served as head of the New Drugs Development Center of Nanjing Keyuan Pharmaceutical Technology Corp. He has extensive experience in new drug R&D and commercialization of new drugs and has been involved in the development of about thirty-two new drugs and published fifteen related articles in national and international professional journals. Mr. An graduated from Jining Medical College in 1985 with a B.S. degree in Medicine and acquired his Ph.D. degree in Pharmacology from China Pharmaceutical University in 1991.

ZHANG, Luyong, Ph.D.
Age 42. Zhang, Luyong is the Chief Technology Officer (CTO) and a major shareholder of the Company. He was a founder and head of Xinzhung New Drugs R&D Center and is still the Deputy Director of the Technology Department of China Pharmaceutical University. Between 2000 and 2002, Mr. Zhang was the head of the Department of New Drug Examination in SFDA. Given his strong academic background and R&D capabilities in the pharmaceutical field, Mr. Zhang was invited to run many state research projects as well as projects in the private sector. For example, he was in charge of a project called the National Laboratory of New Drugs Screening. The remarkable results of the project have provided a research platform for the future discovery of new drugs. As a result, the Lab has been approved and certified by the Ministry of Technology and become the first National Class Laboratory in China. Furthermore, Mr. Zhang founded Jiangsu New Drugs Screening Center with funding from the Jiangsu Provincial government. Other government funded projects that Mr. Zhang supervised include: National 863 Project "Establishing New Type of High Through-Put Drug Screening Model", "National 863 Project" Establishing the Platform for High Through-Put Screening Techniques", "R&D for 1st Class TCM of Teng Huang Suan" and "R&D for 1st Class TCM of Hong Hua Huang Ser Su". Mr. Zhang graduated from China Pharmaceutical University in 1983 with a B.S. degree in Pharmacology and obtained his PhD in Pharmacology from China Pharmaceutical University in 1989. He currently holds a professorship at China Pharmaceutical University. He is also a consultant to the National New Drugs Examination Committee of SFDA.

LIU, Xiaohao, M.S.
Age 40. Liu Xiaohao, Senior Vice President of the Company and a major shareholder of the Company, heads the sales operations of the Company. Mr. Liu has accumulated extensive experience and gathered strong track record in drug sales and marketing and has gained broad recognition and high esteem in the industry. Prior to joining the Company, Mr. Liu held several top marketing and sales positions in some of the most successful companies in the industry. He was especially invited by the management and shareholders of the Company to become a shareholder of the Company to head the Company's sales and marketing department. He is a major asset for the Company's future growth. Before joining the Company, Mr. Liu served as the vice general manager in Shanghai Fuxin Pharmaceutical Corp.("Fuxin"), the largest and one of the most successful generic drug manufacturers in China and a major part of the Fuxin group listed on the
Shanghai Stock Exchange. He was responsible for Fuxin's Sales Department and built up a strong sales team in less than 6 months, achieving major sales growth for Fuxin. Prior to Fuxin, he worked at Shengzhen Haiwang Pharmaceutical Corp. as Project Manager and Sales Manager. He developed, licensed and then put in production "Tai-Rui-Ning", a product for pediatric use. Mr. Liu also worked in Nanjing Tian-Ying Pharmaceutical Corp. and served as Vice General Manager in charge of Sales Department. He built up a top special sales team from the scratch and his team contributed at least 50% of that company's total sales and profits. Prior to that, Mr. Liu worked in Jiangsu Chang Ao Pharmaceutical Corp. as Marketing Director. He was in charge of the sales and marketing department in three provinces responsible for planning and marketing major products of the company and turned those products into market leaders in a very short period of time and received "Excellent Management Award" from the company for his achievements. Prior to that, Mr. Liu worked for Jiangsu Xuzhou Pharmaceutical Corp. as Vice General Manager in charge of the Marketing Department. He was responsible for planning, marketing and sales promotions, organized the first "National Forum on Narcotics and Intensive Care" and chaired many seminars on various topics. He graduated from the SFDA Graduate Research Program with a M.S. in Pharmaceutical Administration in 2002 and from China Pharmaceutical University with M.S. degree in Pharmacology in 1986.

HUANG Chentai, MBA
Age 55. Huang, Chentai is the CFO charge of Corporate Development of the Company. Mr. Huang has over twenty years of business related working experience in both North America and Asia. Mr. Huang has been engaged in numerous public offerings and M&A transactions in Singapore, Taiwan and China. He was Co-founder and Director of Infogroup Investment Corporation, Canada. Mr. Huang graduated from Missouri State University with an MBA degree in 1979 and graduated from Taiwan Tamkang University with a B.A. degree in Business Administration in 1971.

Stephen E. Globus
Age 57. Stephen Globus was the Chairman of Globus Growth Group, a company that specialized in venture capital for technology companies. Globus Growth Group was the first or early investor in both biotechnology and technology companies. It was the seed and initial investors to Plasmaco, a USA developer of Plasma Television where Mr. Globus was Chairman and subsequently sold Plasmaco to Matsushita (Panasonic) where he served on one of its Board of Directors. Globus


Growth  Group was also among the initial  investors  in Genitope  (GTOP),  a San
Francisco area biotechnology company that is utilizing novel immuno-therapies for the treatment of B-cell Non-Hodgkin's Lymphoma. Globus Growth Group also started Proscure, a Boston based Biotechnology company that was purchased by Repligen (RGEN) and ExSar, a private company involved in drug discovery through the protein/peptide mapping. Among the other portfolio early investments were also Energy Research Company (now FuelCell Energy, FCEL) and Kimeragen, a gene modification company, that was sold to Valigen, a French biotechnology company.
Mr. Globus mainly resides in New York City.

ITEM 10. Executive Compensation

COMPENSATION OF DIRECTORS AND OFFICERS

     In August 29, 2004 we entered into employment agreements with MAO Peng, our
Chairman and Chief Executive Officer, AN Lufan, our President,  Liu Xiaohao, our
Vice President marketing,  HUANG Chentai, our Chief Financial Officer, and ZHANG
Luyang,  our Chief  Technology  Officer,  the  first  three of whom are also our
directors.  For  more  information,   see  "Employment  Agreements"  below.  The
following  table  sets  forth  all cash  compensation  paid or to be paid by the
Company, as well as certain other compensation paid or accrued,  for each of the last three fiscal years of the Company to each named executive officer.

NAME / PRINCIPAL POSITION        FISCAL YEAR   ANNUAL   COMPENSATION,   COMPENSATION   PAID IN
                                               SALARY      OPTIONS         SALARY      OPTIONS   TOTAL

MAO Peng Chairman and CEO           2004       15,000        (1)              0           0        0

AN Lufan President and Director                15,000        (1)              0           0        0

LIU Xiaohao VP and Director                    12,500        (1)              0           0        0

HAUNG Chentai  CFO                             12,500        (1)              0           0        0

ZHANG Luyong   CTO                             12,500        (1)              0           0        0


     (1) In August 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to the Company. The employment agreements provide, each, for the grant of options to purchase shares of our common stock pursuant to the stock option plan to be adopted by the Company. These options are to be awarded in four quarterly installments on each three month anniversary after the Commencement Date. The exercise price for each option granted to the Executive shall be $1.5. Each quarterly grant shall consist of the quantity of shares of common stock of the Company whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. The Executive's right to receive any quarterly grant of stock options is subject to and conditional upon his status as a full-time employee of the Company at the time of such grant, and the Executive shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding beneficial ownership of common stock as of March 14, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.


Name                 Position Held                 Shares Owned    % Owned(1)
----                 -------------                 -------------   ----------

MAO Peng             Chairman and CEO              4,332,986       17.57%
AN Lufan             President and Director        3,286,848       13.33%
LIU Xiaohao          Vice President and Director   2,875,992       11.66%
Stephen E. Globus    Director                        485,714        1.97%
CHENTAI Huang        Chief Financial Officer         400,000        1.62%
ZHANG Luyong         Chief Technology Officer        200,000        0.81

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A WHOLE   11,581,540       46.96%


ITEM 12. Certain Relationship And Related Transactions

     Not applicable.

ITEM 13. Exhibits

a) Reference is made to the Exhibit Index appearing immediately after the signature page below.

b) REPORTS ON Form 8-K

In Current report on Form 8-K filed with the SEC on September 1, 2004 we disclosed that our acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of Fthe ownership interest in its only operating subsidiary and asset, NanJing Keyuan was completed.

In Current report on Form 8-K filed with the SEC On September 20, 2004 reported the change in our certifying accountant from Eisner LLP to Weinberg & Company, P.A.

In Current report on Form 8-K filed with the SEC on October 5, 2004 we disclosed that our acquisition of 51% ownership interest in Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd, a Chinese company specialized in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products was completed.

In current report in Form 8-K filed with the SEC on February 10, 2005 we reported the change in our certifying accountant from Weinberg & Company, P.A. to BDO Reanda, Certified Public Accountants.

In current report in Form 8-K filed with the SEC on March 10, 2005 we reported the change in our certifying accountant from BDO Reanda, Certified Public Accountants to Kempisty & Company Certified Public Accountants, PC.

ITEM 14. Principal Accounting Fees And Services

Audit fee
---------

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately:


         2004:          $ 40,000        - Kempisty & Company
                                          Certified Public Accountants, PC

         2004:          $ 90,000        - Weinberg & Company, P.A.

         2004:          $ 39,260        - Eisner, LLP

         2003:          $ 33,300        - Eisner, LLP


All other fees
--------------

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

         2004:          $0              - Kempisty & Company
                                          Certified Public Accountants, PC

         2004:          $0              - Weinberg & Company, P.A.

         2004:          $0              -Eisner, LLP

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                                         By: /s/ MAO Peng
                                            ------------------------------------
                                            MAO Peng
                                            Chairman and Chief Executive Officer

                                                            Date: April 14, 2004



      Signature                        Title                     Date
----------------------     ----------------------------     --------------

 /s/ MAO Peng              Chairman and Chief Executive     April 14, 2005
----------------------     Officer
MAO Peng


 /s/ HUANG Chentai         Chief Financial Officer          April 14, 2005
----------------------     (Principal Financial and
HUANG Chentai              Accounting Officer)


 /s/ AN Lufan              Director and President           April 14, 2005
---------------------
AN Lufan

 /s/ LIU Xiaohao           Director and Vice President      April 14, 2005
----------------------
LIU Xiaohao

 /s/ Stephen E. Globus     Director                         April 14, 2005
----------------------
/s/ Stephen E. Globus

                                  EXHIBIT INDEX


3.1  Amendment  and   Restatement   of  Articles  of   Incorporation   of  China
     Biopharmaceuticals   Holdings,  Inc.  (incorporated  by  reference  to  the
     Schedule 14C, filed with the Commission on August 4, 2004)

3.2  Bylaws  of  China   Biopharmaceuticals   Holdings,  Inc.  (incorporated  by
     reference to the Schedule 14C, filed with the Commission on August 4, 2004)

10.1 Employment Agreement with MAO Peng dated August 29, 2004

10.2 Employment Agreement with HUANG Chentai dated August 29, 2004

10.3 Employment Agreement with AN Lufan dated August 29, 2004

10.4 Employment Agreement with LIU Xiaohao dated August 29, 2004

10.5 Employment Agreement with Zhang, Lu Yong dated August 29, 2004

10.6 Cooperation Agreement between China Biopharmaceuticals Holdings, Inc. and China Pharmaceutical University dated August 18, 2004.

10.7 Amending Agreement dated December 31, 2004, by and among Zhu Gang, Zhou Fuying and China Biopharmaceuticals Holdings, Inc.

14.1 Code of Ethics of China Biopharmaceuticals Holdings, Inc.

16.1 Letter from Eisner LLP on Change in Certifying Accountant (incorporated by reference to the Report on Form 8K, filed with the Commission on September 20, 2004.

21.1 List of Subsidiaries of China Biopharmaceuticals Holdings, Inc.


31.1 Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES



                                      INDEX
                                      -----



                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                                   2

CONSOLIDATED BALANCE SHEET                                                     3

CONSOLIDATED STATEMENTS OF INCOME                                              4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                     5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                          6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7-19

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038
TEL (212) 406-7272 - FAX (212) 513-1930



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
China Biopharmaceuticals Holdings, Inc.
(Formerly Globus growth Group Inc.) and subsidiaries


We have audited the accompanying consolidated balance sheet of China Biopharmaceuticals Holdings, Inc. as of December 31, 2004 and the related consolidated statements of income and changes in shareholders' equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Biopharmaceuticals Holdings, Inc. at December 31, 2004 and the results of its' operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.



Kempisty & Company
Certified Public Accountants PC
New York, New York
April 14, 2005


                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                ASSETS
Current Assets:
     Cash                                                                          $    467,036
     Accounts receivable-net                                                          5,088,309
     Inventory                                                                        1,474,021
                                                                                   ------------
          Total current assets                                                        7,029,366

Fixed Assets, net                                                                     1,687,549
Land-use right                                                                        1,416,511
Goodwill                                                                                305,774
Deferred taxes                                                                           84,029
                                                                                   ------------
          Total Assets                                                             $ 10,523,229
                                                                                   ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank loans                                                                    $  1,655,289
     Accounts payable  and accrued expenses                                           3,207,802
     Other payable                                                                      939,939
     Income taxes payable                                                               327,030
     Other taxes payable                                                                 89,885
     Deferred revenue                                                                   695,162
     Due to shareholders                                                                361,816
                                                                                   ------------
          Total Current Liabilities                                                   7,276,923

Commitments and contingencies                                                              --

Minority interests                                                                    1,050,845

Shareholders' Equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued
     Common stock, $0.01 par value, 200,000,000 shares authorized;
          24,358,757 shares issued and outstanding as of December 31, 2004              243,588
     Paid-in capital                                                                  1,363,601
     Retained earnings                                                                  591,611
     Accumulated comprehensive (loss)                                                    (3,339)
                                                                                   ------------
          Shareholders' Equity                                                        2,195,461
                                                                                   ------------
Total Liabilities and Shareholders' Equity                                         $ 10,523,229
                                                                                   ============





                        See Notes to Financial Statements

                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  For the Year Ended
                                                     December 31,
                                                 2004            2003
                                             ------------    ------------


Revenues
     Sales                                   $  3,443,545    $  1,016,733
     Cost of sales                              2,411,451         306,621
     Business tax                                  20,721            --
                                             ------------    ------------
          Gross Profit                          1,011,373         710,112

Operating Expenses
     General and administrative                   545,190          55,400
                                             ------------    ------------
          Income from operations                  466,183         654,712

Other income:
     Interest income                               17,382             166
     Interest expense                             (37,710)           --
     Other revenues and gains                     117,720            --
     Other income, net                              1,853              12
                                             ------------    ------------
          Income before income taxes              565,428         654,890

Income taxes                                      109,134         116,918

Minority interest                                 105,654          53,797
                                             ------------    ------------

Net income                                        350,640         484,175

Foreign currency translation gain(loss)            (3,361)              2
                                             ------------    ------------

Comprehensive income                         $    347,279    $    484,177
                                             ============    ============

Basic and fully diluted earnings per share   $       0.01    $       0.02
                                             ============    ============

Weighted average shares outstanding          $ 24,358,757    $ 23,158,757
                                             ============    ============




                        See Notes to Financial Statements

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                        Common Stock                   Preferred      Additional    Accumulated
                       .01 par value                     Stock          Paid-in    Comprehensive      Retained
                           Shares         Amount         Shares         Capital       Income          Earnings         Totals
                       -------------  -------------  -------------  -------------  -------------   -------------   -------------
Balances at
  January 1, 2003         20,842,779  $     208,428           --    $     146,364  $        --     $        --     $     354,792

Reverse merger
   adjustment              2,315,978         23,160           --           37,237             20        (300,593)       (240,176)

Net income                      --             --             --             --             --           484,175         484,175

Foreign currency
   translation gain             --             --             --             --                2            --                 2
                       -------------  -------------  -------------  -------------  -------------   -------------   -------------

Balances at
  December 31, 2003       23,158,757  $     231,588           --    $     183,601  $          22   $     183,582   $     598,793

Shares issued for
   Hengyi acquisition      1,200,000         12,000           --        1,180,000           --              --         1,192,000

Net income                      --             --             --             --             --           408,029         408,029

Foreign currency
   translation loss             --             --             --             --           (3,361)           --            (3,361)
                       -------------  -------------  -------------  -------------  -------------   -------------   -------------

Balances at
  December 31, 2004       24,358,757  $     243,588           --    $   1,363,601  $      (3,339)  $     591,611   $   2,195,461
                       =============  =============  =============  =============  =============   =============   =============





                       See Notes to Financial Statements

                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                      For the Year Ended
                                                                         December 31,
                                                                     2004           2003
                                                                 -----------    -----------
Operating Activities
--------------------
Net income                                                       $   350,640    $   484,175
Adjustments to reconcile net income to net cash provided(used)
   by operating activities:
Depreciation                                                          41,850         11,943
Minority interest                                                    105,654         53,797
Changes in operating assets and liabilities:
Accounts receivable                                               (4,031,764)      (786,545)
Inventories                                                       (1,472,000)        (1,674)
Patent and development costs                                          13,290        (13,290)
Prepaid expense and other rec                                         47,482        (24,528)
Other assets                                                      (1,762,953)          --
Accounts payable and accrued expenses                              3,149,807         57,995
Other payable                                                        870,659         59,769
Due to shareholder                                                    40,332        106,751
Deferred tax liability                                               (32,889)       116,918
Customer deposit                                                     561,050         (3,614)
Taxes payable                                                        416,915           --
                                                                 -----------    -----------
Net cash provided(used) by operating activities                   (1,701,927)        61,697

Investing Activities
--------------------
Business acquisitions-cash acquired                                  425,396           --
Purchase of fixed assets                                                --          (21,828)
                                                                 -----------    -----------
Net cash provided(used) by investing activities                      425,396        (21,828)

Financing Activities
--------------------
Bank loan                                                          1,655,289           --
                                                                 -----------    -----------
Net cash provided by financing activities                          1,655,289           --
                                                                 -----------    -----------

Net increase in cash and cash equivalents                            378,758         39,869
Effects of exchange rates on cash                                     (3,361)             2
Cash at beginning of period                                           88,277         48,406
                                                                 -----------    -----------
Cash at end of period                                            $   467,035    $    88,277
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                    $    37,710    $      --
                                                                 ===========    ===========
     Income taxes                                                $      --      $      --
                                                                 ===========    ===========


                        See Notes to Financial Statements

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1-   ORGANIZATION AND OPERATIONS

          CBH was incorporated under the laws of the State of Delaware in the United States. The consolidated financial statements of CBH and subsidiaries reflect the activities and financial transactions of its subsidiary, CBC, a British Virgin Islands corporation which is the parent, management company and holder of a 90% ownership interest in Chemsource, a company established in the People's Republic of China. Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou Province, China, which the Company acquired a 75.76% ownership on September 30, 2004.

          On August 28, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of CBC pursuant to the terms of an Agreement for Share Exchange, dated August 28, 2004. In the Exchange, the Company acquired 100% of the issued and outstanding stock of CBH in exchange of the issuance of 20,842,779 shares of its restricted common stock, par value at $0.01 per share. The Exchange resulted in a change of voting control of the Company. After the Exchange, the previous shareholders of CBC owned 90% of outstanding common shares of CBH.

          CBC owns 90% interest of Chemsource, a company established in the People's Republic of China. From 2001 to 2004, Chemsource engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

          The principal activities of Hengyi are sales and manufacturing of pharmaceutical intermediates, such as carbamazephine, flumequine and iminostilbene carbonyl chloride in Mainland China.

Note 2-   SIGNIFICANT ACCOUNTING POLICIES

          Economic and Political Risks

          The Company faces a number of risks and challenges since its assets are located in China and its revenues are derived from its operations in China. China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

          Basis of Presentation

          The  consolidated  financial  statements  include the  accounts of the
          Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

          On August 4, 2004, the Company declared that the majority stockholders of Globus executed a written consent providing a merger ( the "Merger") of Globus with and into its wholly owned subsidiary, CBH. On July 3, 2004, an Agreegment and Plan of Merger (the "Merger Agreement") was signed by and between Globus and CBH. The Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, whereby Globus would be merged with and into CBH. The separate corporate existence of Globus ceased and CBH continued as the surviving corporation of the merger. In the Merger, all issued and outstanding shares of Globus were converted into shares of common stock of CBH on the basis of seven for five (7 for 5).

          Fixed Assets

          Fixed assets are stated at cost less accumulated depreciation. Depreciation on fixed assets is provided on the straight-line basis over their respective estimated useful lives. Estimated useful lives are as follows.



          Equipment and machinery                      6 years
          Motor vehicles                               8 years
          Furniture and fixtures                       5 years
          Land use right                               48 years

          The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

          Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluated the periods of amortization to determine whether subsequent events and circumstances are warrant revised estimate of useful lives.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Research costs of pharmaceutical formulas held for sale are expensed whereas the development cost are expensed until the project attains technical feasibility (i.e. obtained official approval for clinical trials), and then such development costs are capitalized.

          Fair Value of Financial Instruments

          The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

          Revenue and Revenue Recognition

          For fixed-price refundable new drugs contracts, the Company recognizes revenue on a milestone basis. Progress payments received/receivables are recognized as revenue only if the specified milestone is achieved and accepted by the customer, the payment is not refundable, and continued performance of future research and development services related to the milestone are not required.

          For sales of patented pharmaceutical formulas, the Company recognizes revenue upon the delivery of the patented formulas.

          Retirement Benefits

          Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the income statement as incurred. The retirement benefits expense for the years ended December 31, 2004 and 2003 was $49,745 and $1,806, respectively.

          Income Taxes

          Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that include the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

          Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimate are made; however actual results could differ materially form those estimates.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

          Comprehensive Income(Loss)

          SFAS No. 130, Reporting Comprehensive Income, established standard for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity excepts those resulting form investments by owners and distributions to owners. Among other disclosures, SPAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

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

          Earnings (Loss) Per Share

          Basic earning(loss) per share is computed by dividing income(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the reporting periods presented.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent Accounting Pronouncements

          In January 2003, (as revised in December 2003) the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "ntitylifathey occur,iable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the expected losses.

          Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date included those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

          Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporaropriate.e released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosures of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instrument as appropriate.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2-   SIGNIFICANT ACCOUNTING POLICIES (continued)

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exception to this principle.

          However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

          In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supethatemayPbeosettledNo. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures.

          The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.


Note 3-   ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following as of December 31, 2004:

          Accounts receivable                                     $   5,335,998
          Allowance for bad debt                                       (247,689)
                                                                  -------------
          Accounts  receivable, net                               $   5,088,309
                                                                  =============

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 3-   ACCOUNTS RECEIVABLE (continued)

          The Company's only operating subsidiary, Chemsource, accounted for 100% of the accounts receivable of the Company at September 30, 2004. For the nine months ended September 30, 2004 the Company recognized bad debt expenses of $538,843 relating to sales record in 2003. In 2003, the Company believed that all of the criteria for revenue recognition existed. However, during 2004 certain customers experienced deteriorating financial condition which resulted in non-payment of accounts receivable. While, the Company continues to pursue payment, due to the uncertainty of collection, the Company recorded a bad debt allowance for the accounts.

Note 4-   INVENTORY
                                                                       2004
                                                                       ----
          Finished goods                                          $   1,154,723
          Packing materials and supplies                                287,398
          Work in progress                                        =============

Note 5-   FIXED ASSETS

          Fixed assets consists of the following as of December 31, 2004:

          Furniture and equipment                                 $     756,285
          Less: Accumulated depreciation                                 70,946
                                                                  -------------
                                                                  $     685,339
                                                                  =============

          Depreciation expense for the years ended December 31, 2004 and 2003 was $ and $ , respectively.


Note 6-   LAND USE RIGHT
                                                                       2004
                                                                       ----
          Cost of land use right                                  $   1,449,800
          Less: Accumulated amortization                                 29,479
                                                                  -------------
                                                                  $   1,420,321
                                                                  =============

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7-   AMOUNT DUE TO SHAREHOLDERS

          Amounts due to shareholders consist of the following as of December 31, 2004:

          Lufan An                                                $     313,123
          Xiahao Liu                                                     36,589
          Xinzhong Shi                                                   12,082
                                                                  -------------
                                                                  $     361,794
                                                                  =============

          The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

Note 8-   INCOME TAXES

          Corporation Income Tax ("CIT")

          In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2003, the Company was exempt from CIT.

          Income tax expense for years ended December 31, 2004 and 2003 are summarized as follows:

          CIT                                  2004                    2003
                                               ----                    ----

          Current                         $     310,081           $        --
          Deferred                             (200,947)                116,918
                                          -------------           -------------
                                          $     109,134           $     116,918
                                          =============           =============

          The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2004 and 2003 (computed by applying the CIT rate of 33 percent to net profit) as follows:



                                                    2004               2003
                                                    ----               ----

          Computed "expected" expense(benefit) $     186,591      $     216,114
          Valuation allowance                           --              (99,196)
          CIT exemption                              (77,457)              --
                                               -------------      -------------
          Income tax expense                   $     109,134      $     116,918
                                               =============      =============


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8-   INCOME TAXES (continued)

          The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities(assets) are as follows at December 31, 2004:


          Deferred tax assets:
               Depreciation                                                          $      10,439
               Research and development costs not yet deducted for tax purpose             205,405
               Other costs not yet deducted for tax purpose                                 40,503
               Foreign net operating loss carry forwards                                    83,503
               Valuation allowance                                                        (339,850)
                                                                                     -------------
                    Total deferred tax assets                                                 --
                                                                                     -------------

          Deferred tax liabilities:
               Revenue not yet taxable                                                    (411,613)
                                                                                     -------------
                    Net deferred tax liability                                       $    (411,613)
                                                                                     =============

          The foreign net operating loss carry forwards expire five years from the year of the loss. The loss carry forwards expire as follows:

                    Year of Expiration
                           2005                                                      $      34,371
                           2006                                                             43,696
                           2007                                                             48,559
                           2008                                                             58,045
                           2009                                                             83,503
                                                                                     -------------
                                                                                     $     268,174
                                                                                     =============

          The tax effects of temporary differences that give rise to deferred tax assets were reduced by a valuation allowance because of the uncertainty as to whether the deferred tax assets will be realized.


          Business Tax ("BT")

          The Company is subject to Business Tax, which is charged on the selling price at a general rate of 5% in accordance with the tax law applicable.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9-   BANK LOANS

          The Company has a total amount of US$1,655,289 in short term loans from two different banks in China. These loans are one year or less in mature and renew automatically. The average interest rate is approximately 6.75%.

Note 10-  COMMITMENTS AND CONTINGENCIES

          Operating Leases

          The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the years ended December 31, 2004 and 2003 the Company recognized rent expense of $10,545 and $9,062, respectively.

          As of December 31, 2004, the Company has outstanding commitments in respect of non-cancellable operating leases, which fall due as follows:


                          2005                                    $      24,500
                          2006                                           26,950
                          2007                                           29,650
                          2008                                           32,610
                          2009                                           35,870
                                                                  -------------
                                                                  $     149,580
                                                                  =============

Note 11-  BUSINESS COMBINATIONS

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

          The following summarizes the acquisition:

          Assets acquired                                         $   1,077,242
          Liability assumed                                            (629,811)
                                                                  -------------
          Net assets of CBC at the acquisition date               $     447,431
                                                                  =============

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11-  BUSINESS COMBINATIONS(continued)

          On September 29, 2004, we signed a purchase agreement to acquire a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of
          Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares valued at $1.00 per share or $1,200,000 and additional $1,600,000 as an additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments beginning in 2005.


Note 12-  COMMON STOCK

          On December 17, 2004, the Company issued 600,000 shares of common stock to Gang Zhu and another 600,000 shares of common stock to Fu Ying Chou, both are shareholders of Suzhou Hengyi Pharmaceutical Feedstock Co., Ltd. pursuant to the acquisition of Hengyi effective October 1, 2004.

          During October 2004 the Company engaged a consultant for six months ending March 31, 2005. The terms of the agreement are for the consultant to receive cash payment of $4,000 plus value at $2,500 common stocks and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. The common shares are being valued at $1.00 per share and the warrants are valued at $0.58 per warrant for a total monthly cost to the Company of $10,917 for the consulting services. The common stock and warrants will be physically issued in 2005.

Note 13-  SUBSEQUENT EVENTS

          During January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are three year warrants that allow the holder to purchase shares of common stock at $1.50 per share.

          Additionally, the Company paid $40,000 in cash and issued 65,000 shares valued at $65,000 and 26,666 three year warrants to purchase the Company's common stock at $1.50 per share valued at $3,200 using the Black-Schole pricing model for a total of $108,200 of note issuance expense to be amortized over the life of the note.

          During March 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory.