Form 10QSB
period 2005-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2005-05-16
CIK 352868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2005

     / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                           13-2949462
-------------------------------                              -------------------
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


                REGISTRANT'S TELEPHONE NUMBER: (86) 25 8320 5758
                                              ------------------

                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 24,723,757 shares of the Company's common stock outstanding on March 31, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS.................................................2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................14

  ITEM 3. CONTROL AND PROCEDURES..............................................20

PART II - OTHER INFORMATION...................................................20

  ITEM 1. LEGAL PROCEEDINGS...................................................20

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........20

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................21

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................21

  ITEM 5. OTHER INFORMATION...................................................21

  ITEM 6. EXHIBITS ...........................................................22

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS


The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2004.


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                                                          March 31,
         ASSETS                                                             2005
                                                                        ------------
Current Assets:
     Cash                                                               $  1,044,699
     Accounts receivable-net (Note 3)                                      3,227,920
     Prepaid expenses                                                      1,022,646
     Inventory  Note 4)                                                    1,544,359
                                                                        ------------
          Total current assets                                             6,839,623

Fixed Assets, net (Note 5)                                                 1,676,357

Other Assets (Note 6)                                                      2,121,612
                                                                        ------------
          Total Assets                                                  $ 10,637,593
                                                                        ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank loans                                                         $  1,812,251
     Accounts payable  and accrued expenses                                  642,850
     Other payable                                                         1,815,180
     Income taxes payable                                                    415,438
     Deferred revenue                                                        748,763
     Due to shareholders (Note 7)                                            361,794
     Bond Payable                                                            500,000
                                                                        ------------
          Total Current Liabilities                                        6,296,275

Commitments and contingencies                                                   --

Minority interests                                                         1,341,190

Shareholders' Equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       none issued
     Common stock, $0.01 par value, 200,000,000 shares authorized;
        24,723,757 shares issued and outstanding as of March 31, 2005        247,238
     Paid-in capital                                                       1,756,951
     Retained earnings                                                       999,278
     Accumulated comprehensive (loss)                                         (3,339)
                                                                        ------------
        Shareholders' Equity                                               3,000,128
                                                                        ------------
Total Liabilities and Shareholders' Equity                              $ 10,637,593
                                                                        ============


                        See Notes to Financial Statements
                                        3

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                     For the Three Months Ended
                                                              March 31,
                                                        2005            2004
                                                    ------------    ------------
                                                     (unaudited)    (unaudited)

Revenues
     Sales                                          $  1,988,508    $    457,607
     Cost of sales                                     1,099,067         126,577
     Business tax
                                                    ------------    ------------
          Gross Profit                                   889,441         331,030

Operating Expenses
     General and administrative                          357,368         187,603
                                                    ------------    ------------
          Income from operations                         532,074         143,427

Other income:
     Interest income
     Interest expense                                    (37,277)             20
     Other revenues and gains
     Other income, net                                       178             123
                                                    ------------    ------------
          Income before income taxes                     494,974         143,550

Income taxes

Minority interest                                         87,307          13,507
                                                    ------------    ------------

Net income                                               407,667         130,043

Foreign currency translation gain(loss)
                                                    ------------    ------------

Comprehensive income                                $    407,667    $    130,043
                                                    ============    ============

Basic and fully diluted earnings per share          $       0.02    $       0.01
                                                    ============    ============

Weighted average shares outstanding                 $ 24,523,757    $ 23,158,757
                                                    ============    ============




                        See Notes to Financial Statements
                                        4



                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                     2005           2004
                                                                 -----------    -----------
                                                                 (unaudited)    (unaudited)
Operating Activities
Net income                                                       $   407,667    $   120,043
Adjustments to reconcile net income to net cash provided(used)
   by operating activities:
Depreciation                                                          34,471          4,516
Minority interest                                                    290,345         27,617
Changes in operating assets and liabilities:
Accounts receivable                                                1,860,389         65,077
Inventories                                                          (70,338)         6,534
Prepaid expense and other rec                                     (1,022,646)        (3,588)
Other assets                                                        (315,298)           768
Accounts payable and accrued expenses                             (2,564,952)        80,130
Other payable                                                        875,241          7,823
Due to shareholder                                                       (22)          --
Customer deposit                                                      53,601         67,832
Taxes payable                                                         (1,477)          (809)
                                                                 -----------    -----------
Net cash provided(used) by operating activities                     (453,020)       375,943

Investing Activities
Purchase of fixed assets                                             (23,279)          --
                                                                 -----------    -----------
Net cash provided(used) by investing activities                      (23,279)          --

Financing Activities
Processes from issuance of common stock                              397,000           --
Processes from notes payable                                         500,000           --
Bank loan                                                            156,962           --
                                                                 -----------    -----------
Net cash provided by financing activities                          1,053,962           --
                                                                 -----------    -----------

Net increase in cash and cash equivalents                            577,663        375,943
Cash at beginning of period                                          467,036           --
                                                                 -----------    -----------
Cash at end of period                                            $ 1,044,699    $   375,943
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                    $    37,277    $      --
                                                                 ===========    ===========
     Income taxes                                                $      --      $      --
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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

        Basis of Presentation

        The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Standards for Business Enterprises" and "Accounting system for Business Enterprises" in the PRC ("PRC GAAP").

        Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements was immaterial.

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

        Inventory

        Inventory, which consists primarily of finished goods, are stated at the lowere of average cost or market, with average cost being determined by the fist-in, first-out (FIFO) method.

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

        For sales of goods, revenue is recognized at the time of shipment.

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

        Basic earning(loss) per share is computed by dividing income(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the reporting periods presented.
        Interim Financial Information

        The unaudited balance sheet, the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In our opinion, all adjustments ( consisting solely of normal recurring accruals ) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2005, have been included. Readers of these financial statements should note that the interim results from three months period ended March 31, 2005, is not necessarily indicative of the results that may be expected for the fiscal year as a whole.


Note 3- ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                                                     March 31,
                                                                        2005
                                                                    -----------

        Accounts receivable                                         $ 3,397,810
        less: Allowance for bad debt                                   (169,890)
                                                                    -----------
        Accounts  receivable, net                                   $ 3,227,920
                                                                    ===========

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- INVENTORY

        Inventory consists of following:                               March 31
                                                                          2005
                                                                      ----------

       Finished goods                                                 $1,389,044
       Packing materials and supplies                                    129,891
       Work in progress                                                   25,424
                                                                      ----------
                                                                      $1,544,359
                                                                      ==========

Note 5- FIXED ASSETS
                                                                       March 31
        Fixed assets consists of the following:                          2005
                                                                      ----------

        Plant, Equipment                                              $2,105,120
        Less: Accumulated depreciation                                   547,606
                                                                      ----------
                                                                       1,557,514
        Construction in progress                                         118,843
                                                                      ----------
                                                                      $1,676,357
                                                                      ==========


Note 6- OTHER ASSETS

        Other assets consists of the following:                        March 31
                                                                         2005
                                                                      ----------

        Cost of land use right                                        $1,473,964
        Less: Accumulated amortization                                    68,785
                                                                      ----------
                                                                       1,405,179

        Goodwell                                                         305,774
        Less: Accumulated amortization                                    15,289
                                                                      ----------
                                                                         290,485

        Deferred bond issuance expenses                                  108,200
        Less: Accumulated amortization                                    54,100
                                                                      ----------
                                                                          54,100

        Laboratory use right                                             300,000
        Less: Accumulated amortization                                    15,000
                                                                      ----------
                                                                         285,000

        Computer software                                                  6,343
        Less: Accumulated amortization                                     3,524
                                                                      ----------
                                                                           2,819

        Deferred taxes                                                    84,029
                                                                      ----------
                                                                      $2,121,612
                                                                      ==========

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- AMOUNT DUE TO SHAREHOLDERS

        Amounts due to shareholders consist of the following:
                                                                      March 31
                                                                        2005
                                                                    -----------

        Lufan An                                                    $   313,123
        Xiahao Liu                                                       36,589
        Xinzhong Shi                                                     12,082
                                                                    -----------
                                                                    $   361,794
                                                                    ===========

        The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

Note 8- BUSINESS COMBINATIONS

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


        The following summarizes the acquisition:

        Assets acquired                                             $ 1,077,242
        Liability assumed                                              (629,811)
                                                                    -----------
        Net assets of CBC at the acquisition date                   $   447,431
                                                                    ===========

        On September 29, 2004, we signed a purchase agreement which was amended and restated on December 31, 2004 to acquire a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares valued at $1.00 per share or $1,200,000 and additional $1,600,000 as an additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments beginning in 2005.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 9- COMMON STOCK

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

        During January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are three year warrants that allow the holder to purchase shares of common stock at $1.50 per share. Relating to the convertible notes issuing, the Company paid Wellfleet $40,000 in cash and issued 65,000 shares valued at $65,000 and 26,666 three year warrants to purchase the Company's common stock at $1.50 per share valued at $3,200 using the Black-Schole pricing model for a total of $108,200 of note issuance expense to be amortized over the life of the note.

        On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory in the next five years. The value of the 300,000 shares has not been stated in the agreement. However, the management estimated the stock as $1.00 per share.

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

OVERVIEW

        China Biopharmaceuticals Holdings, Inc. ("CBH", "the Company" or "the Registrant") is a bio-pharmaceutical company focused on research discovery, development and commercialization of innovative drugs in People's Republic of China ("China" or "PRC").

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

On February 27, 1986, the stockholders of the Company approved the divestiture and sale of those assets of the Company as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27 1988, the Company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Company's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. As a result of the reorganization the acquisition of CBC pursuant to the Exchange Agreement, the Company is no longer a BDC and will continue as an operating company.

On August 4, 2004, the Company filed Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying its shareholders the execution and pending implementation of an Agreement and Plan of Merger was signed by and between Globus Growth Group, Inc., a New York corporation ("Globus") and the predecessor of our company and its wholly owned subsidiary in the State of Delaware under the current name of the Registrant, China Biopharmaceuticals Holdings, Inc.("CBH") The Agreement and Plan of Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, according to which Globus, Inc. merged with and into the Company, ceasing its corporate existence and having the Company as the surviving corporation of the merger (the "Merger"). In the Merger, all issued and outstanding shares of the common stock of Globus have been converted into shares of common stock of the Company. On August 28, 2004, the internal reorganizational Merger was completed with Globus merging into the Company as the surviving entity.

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. There are currently 24,723,757 issued and outstanding shares of common stock of the reorganized Company.

On September 29, 2004, the Registrant signed a purchase agreement which was amended and restated on December 31, 2004 to acquire a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments.

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

Brief Description of the Registrant's Subsidiaries and Business

CBC is a bio-pharmaceutical company focused on research and discovery, development and commercialization of innovative drugs in China. CBC was incorporated in the British Virgin Islands (BVI) as a holding company of pharmaceutical assets in China. It entered into a merger agreement with the predecessor of the Registrant. CBC currently owns approximately 90% of the ownership interest in Chemsource, its drug discovery arm. CBC's mission is to maximize investment returns for its shareholders by integrating its strong drug discovery and development strength with manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

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

The Registrant's subsidiary Hengyi specializes in research and development, production and sales of pharmaceutical products as well as chemicals and intermediaries used in pharmaceutical products. Hengyi has extensive product pipeline containing twenty six major products that are raw material and intermediaries for making pharmaceutical products. More than 90% of Hengyi's products are exported to North America, South America and European countries. Among the end user customers of Hengyi are companies such as: TEVA Pharmaceutical Industries Ltd., TARO Pharmaceutical Industries Ltd. Euticals SPA, ARASTO Pharmaceutical Chemical Inc., Globe Chemicals, Biesterfeld Siemsgluess International and Beckman Coulter Inc. Hengyi can manufacture and provide most of the raw materials for when the Company starts commercializing its new drugs, enabling the Company to lower its production cost and gain competitive advantages over its competitors.



GENERAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

On September 29, 2004, the Registrant signed a purchase agreement which was amended and restated on December 31, 2004 to acquire a 75.7606% ownership interest of Hengyi. The current financial statement of the Company reflects Hengyi's revenue and profit for the three months from January 1, 2005 to March 31, 2005.

(1) REVENUE.
Revenue for the three months ended on March 31, 2005 was $1,988,508, while the Company's revenue for the three months ended March 31, 2004 was $457,607, representing a 335% increase. The increase is attributable primarily to revenues generated by Hengyi as well as to an increase in the R&D services, licensing of access to Keyuan's proprietary screening and testing platforms and licensing of two new drugs by Keyuan to other pharmaceutical companies during the three months ended March 31, 2005.

(2) R&D.
R&D cost for the three months ended March 31, 2005 was $23,074 as compared to $65,453 for the three months ended March 31, 2004, representing a 65% decrease. The decrease is mainly attributable to the fact that Keyuan significantly reduced its investment in R&D of new drug project, by concentrating on the preparation of the commercialization of new drugs and therefore, most of the R&D cost during three months ended March 31, 2005 is attributable to R&D costs of Hengyi.

(3) GROSS PROFIT.
Gross profit in the three months ended March 31, 2005 amounted at $889,441, as compared to a gross profit of $331,030 for the three months ended March 31, 2004, representing a 169% increase. The gross profit margin for the three months ended March 31, 2005 was 45% as compared to 72% for the three months ended March 31, 2004. In the first quarter of 2005, the Company significantly increased sales. The decrease in Gross profit margin is mainly due to Hengyi's low gross profit margin.

(4) GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended March 31, 2005 was $357,368 as compared to $187,603 for the three months ended March 31, 2004. General and administrative expenses increased significantly for the three months ended March 31, 2005 due to the reverse merger, reorganization of the Company and the acquisition related transaction costs for Hengyi as well as the financing activities of the Company. Auditing expense, legal expenses, commissions and other professional expenses are the main reason for the significant increase in general and administrative expenses. Some of these expenses are one time transactional expenses.

(7) NET INCOME
Net income for the three months ended March 31, 2005 was $407,667 as compared to $130,043 for the three months ended March 31, 2004, representing a 213% increase. The increase is attributable to the fact that during the three months ended March 31, 2005, the Company significantly increased sales, which also included sales by Hengyi and decreased its R&D expenses.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, net cash used in operating activities was $453,020, net cash used in investing activities was $23,279 and net cash provided by financing activities was $1,053,962. Cash and cash equivalents for the period ended March 31, 2005 was $1,044,699. Net increase in Cash and cash equivalents for the period ended March 31, 2005 was $577,663. This has brought concern to the Company's management because Keyuan desires to strengthen its leading position in new drug R&D and the Company is planning to proceed with further acquisitions for which the Company requires external sources of capital.

In January of 2005, the Registrant raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. The Convertible loan is 7% interest rate per annually and payable with interest. The principle shall be paid upon maturity, which is 180 days from the date of the sales of the Note. The Registrant granted to holders of the Note the right to convert all, but not less than all, of the Note into common stock by electing to convert the face value of the Note at or prior to maturity at one dollar per share. The Registrant further granted to holders of the Note with warrant right to purchase at a price of $1.50 for a period of three years from the date of sales of the Note. The purchase price shall be $1.50 per share with the underlying shares to be registered within 120 days after the date of sales of the Note. The Registrant agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before April 30, 2005 for certain investors. If such registration statement covering the shares of common stock to which the promissory note can be converted was not declared effective on or before April 30, 2005, then the conversion price will be reduced by 5% or $0.05 per share and the warrant amount will be increased by 5% per month for every month. However, to such date there is no effective registration statement for the underlying securities.

Going forward, our primary requirements for cash consist of: (1) acquisition of pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline. (2) Continued R&D for more selected new drug projects (3) Build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next twelve months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for Company's expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market once our shares are traded.

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

ITEM 3.  CONTROL AND PROCEDURES.


Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement. The value of the 300,000 shares has not been stated in the agreement. However, the management estimated the stock as $1.00 per share.

During January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are three year warrants that allow the holder to purchase shares of common stock at $1.50 per share. Relating to the convertible notes issuing, the Company issued Wellfleet Partners, Inc. and its designated brokerage affiliate WestPark Capital, Inc, and its chosen brokerage co-managers 65,000 shares valued at $65,000 and 26,666 three year warrants to purchase the Company's common stock at $1.50 per share valued at $3,200 using the Black-Schole pricing model for a total of $108,200 of note issuance expense to be amortized over the life of the note.

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

                                         CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

Date: May 15, 2005
                                         By: /s/ MAO Peng
                                            ------------------------------------
                                            Name:  MAO Peng
                                            Title: Chairman and
                                                   Chief Executive Officer
Date: May 15, 2005
                                         By: /s/ HUNAG Chentai
                                            ------------------------------------
                                            Name:  HUANG Chentai
                                            Title: Chief Financial Officer