Form 10QSB
period 2005-06-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2005-08-15
CIK 352868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2005

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

                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 28,133,757 shares of the registrant's common stock outstanding on June 30, 2005.

                                TABLE OF CONTENTS

                                                                            Page


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

  ITEM 6. EXHIBITS ...........................................................36

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  June 30, 2005

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and subsidiaries (collectively, "CBH" or the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2004.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
   Cash                                                              $ 2,282,604
   Accounts receivable-net (Note 3)                                   11,282,328
   Prepaid expenses                                                       42,334
   Inventory (Note 4)                                                  4,421,649
   Loan to shareholders                                                  135,963
                                                                     -----------
        Total current assets                                          18,164,879

Fixed Assets, net (Note 5)                                             4,971,688

Other Assets (Note 6)                                                 10,318,566
                                                                     -----------
        Total Assets                                                 $33,455,133
                                                                     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Loan                                                         $ 4,144,014
   Accounts Payable                                                    8,018,515
   Other Payable                                                       1,557,378
   Income taxes payable                                                  809,758
   Deferred revenue                                                      889,746
   Due to Related Parties                                              1,928,064
   Due to Shareholders                                                 1,627,844
   Payable to Erye Shareholders                                          600,000
   Bond Payable                                                          475,000
                                                                     -----------
        Total Current Liabilities                                     20,050,319

Long-term Liabilities
     Long-term  Loan                                                   2,350,130
Minority interests                                                     3,534,575

Shareholders' Equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      1,090,000 shares issued and outstanding as of June 30, 2005
                                                                          10,900
   Common stock, $0.01 par value, 200,000,000 shares authorized;
      28,133,757 shares issued and outstanding as of June 30, 2005
                                                                         281,338
   Common stock to be issued                                                 890
   Additional Paid-in capital                                          6,102,245
   Retained earnings                                                   1,124,736
   Accumulated comprehensive (loss)
                                                                     -----------
      Shareholders' Equity                                             7,520,109
                                                                     -----------
                                                                     $33,455,133
                                                                     ===========


                        See Notes to Financial Statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  For the Three Months Ended    For the Six Months Ended
                                                           June 30,                     June 30,
                                                     2005           2004          2005           2004
                                                  -----------    -----------   -----------    -----------
                                                  (unaudited)    (unaudited)   (unaudited)    (unaudited)
Revenues
     Sales                                        $ 3,642,565    $   536,984   $ 5,631,073    $   994,591
     Cost of sales                                  2,832,828        161,191     3,931,895        287,768
     Business tax                                       2,602           --           2,602           --
                                                  -----------    -----------   -----------    -----------
          Gross Profit                                807,135        375,793     1,696,576        706,823

Operating Expenses
     General and administrative                       604,177        211,991       961,545        399,594
                                                  -----------    -----------   -----------    -----------
          Income from operations                      202,958        163,801       735,031        307,228

Other income:

     Other income, net                                 24,524            134       (12,575)           277
                                                  -----------    -----------   -----------    -----------
          Income before income taxes                  227,482        163,935       722,456        307,505

Income taxes

Minority interest                                     102,023         16,732       189,330         30,239
                                                  -----------    -----------   -----------    -----------

Net income                                            125,459        147,203       533,126        277,266

Foreign currency translation gain(loss)
                                                  -----------    -----------   -----------    -----------

Comprehensive income                              $   125,459    $   147,203   $   533,126    $
                                                  ===========    ===========   ===========    ===========







                        See Notes to Financial Statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                     For the Three Months Ended    For the Six Months Ended
                                                              June 30,                      June 30,
                                                        2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Operating Activities
Net income                                           $   125,459    $   147,203    $   533,126    $   267,246
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                              36,195          5,012         70,666          9,528
Minority interest                                        189,330         15,679        479,675         43,296
Changes in operating assets and liabilities:
Accounts receivable                                    1,395,291        (12,659)     3,255,680         52,418
Inventories                                             (338,608)        (8,824)      (408,946)        (2,290)
Prepaid expense and other receivables                    885,259          4,591       (137,387)         1,003
Other assets                                             623,272       (397,877)       307,974       (397,109)
Payable and accrued expenses                          (2,430,885)       157,893     (4,007,403)       245,846
Due to Shareholders                                         --             --              (22)          --
Customer deposit                                         133,362        178,961        186,963        246,793
Taxes payable                                            (17,552)         9,941        (19,029)         9,132
                                                     -----------    -----------    -----------    -----------
Net cash provided by operating activities                601,123         99,920        261,297        475,863

Investing Activities
Business acquisitions-cash paid                         (200,000)          --         (200,000)          --
Acquisition of fixed assets                              (28,220)      (136,473)      (164,693)      (136,473)
                                                     -----------    -----------    -----------    -----------
Net cash used by investing activities                   (228,220)      (136,473)      (364,693)      (136,473)

Financing Activities
Proceeds from issuance of common stock                      --             --          397,000           --
Proceeds from issuance of preferred stock              1,090,000           --        1,090,000           --
Payment (proceeds) from convertible notes                (25,000)          --          475,000           --
Bank loan                                                   --          120,781        156,962        120,781
                                                     -----------    -----------    -----------    -----------
Net cash provided by financing activities              1,065,000        120,781      2,118,962        120,781

Net increase in cash and cash equivalents              1,437,903         84,228      2,015,566        460,171
Effects of exchange rates on cash                           --             --             --             --
Cash at beginning of period                            1,044,699        412,191        467,036         36,247
                                                     -----------    -----------    -----------    -----------
Cash at end of period                                $ 2,482,602    $   496,419    $ 2,482,602    $   496,419
                                                     ===========    ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                        $   112,314    $      --      $   149,591    $      --
                                                     ===========    ===========    ===========    ===========
     Income taxes                                    $    72,493    $    64,788    $    72,493    $   122,348
                                                     ===========    ===========    ===========    ===========

Supplemental Cash Flow Information:
Non-cash  investing activities:
     Issuance of 26,666 three-year warrants to
purchase common stock at $1.50 per share
valued at $3,200 for consultant service              $     3,200    $      --      $     3,200    $      --
                                                     ===========    ===========    ===========    ===========
par value $0.01 per share for consultant service
     Issuance of 65,000 shares of common stock
par value $0.01 per share for consultant service     $    65,000    $      --      $    65,000    $      --
                                                     ===========    ===========    ===========    ===========
     Issuance of 110,000 shares of common stock
par value $0.01 per share for consultant service               $    $      --      $   110,000    $      --
                                                     ===========    ===========    ===========    ===========
     Issuance of 300,000 shares of common stock
par value $0.01 per share for laboratory usage       $   300,000    $      --      $   300,000    $      --
                                                     ===========    ===========    ===========    ===========
     Issuance of 3,300,000 shares of common stock
par value $0.01 per share for acquisition of Erye    $      --      $      --      $ 3,300,000    $      --
                                                     ===========    ===========    ===========    ===========

                        See Notes to Financial Statements

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1- ORGANIZATION AND OPERATIONS

        CBH was incorporated under the laws of the State of Delaware in the United States. The consolidated financial statements of CBH and subsidiaries reflect the activities and financial transactions of its subsidiary, CBC, a British Virgin Islands corporation which is the parent, management company and holder of a 90% ownership interest in Chemsource, a company established in the People's Republic of China. Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou Province, China, which the Company acquired a 75.76% ownership on September 30, 2004. Suzhou Erye Pharmaceutical Limited Company ("Erye"), a Chinese company established in Suzhou Province, China, which the Company acquired a 51% ownership on June 11, 2005.

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

        CBC owns 90% of Chemsource, a company established in the People's Republic of China. From 2001 to 2004, Chemsource engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

        The principal activities of Hengyi are sales and manufacturing of pharmaceutical intermediates, such as carbamazephine, flumequine and iminostilbene carbonyl chloride in Mainland China.

        The principal activities of Erye are sales and manufacturing of pharmaceutics approved for sale in Mainland China.



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

        Cash and Cash Equivalents

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

                  Equipment and machinery           6 years
                  Motor vehicles                    8 years
                  Furniture and fixtures            5 years
                  Land use right                    50 years

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

        Foreign Currency Translation

        The Company maintains its books and accounting records in Renminb ("RMB"), thePRC's currency. Translation of dmcontracts. RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277. No representation is made that RMB amounts could have been or could be, converted into US dollar at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

        One July 21, 2005, the People's Bank of China, China's central bank, announced that,beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies. RMB will no longer be pegged to the US dollar and the RMB exchange rate regime will be improved with greater flexibility.

        The People's Bank of China will announce the closing price of a foreign currency such as the US dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day, and will make it the central parity for the trading against the RMB on the following working day.

        The exchange  rate of the US dollar  against the RMB will be adjusted to
        8.11 yuan per US dollar on July 21, 2005.

        The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market will continue to be allowed to float within a band of 0.3 percent around the central parity published by the People's Bank of China, while the trading prices of the non-US dollar currencies against the RMB will be allowed to move within a certain band announced by the People's Bank of China.

        The People's Bank of China will make adjustment of the RMB exchange rate band when necessary according to market development as well as the economic and financial situation.The People's Bank of China is responsible for maintaining the RMB exchange rate basically stable at an adaptive and equilibrium level.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

        Earnings (Loss) Per Share

        Basic earning(loss) per share is computed by dividing income(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company's common stock currently does not trade, the dilutive effect of any warrants or convertible notes outstanding can not be determined.

Note 3- ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------

       Accounts receivable                           $ 12,055,241   $  5,335,998
       less: Allowance for bad debt                       772,913        247,689
                                                     ------------   ------------
       Accounts  receivable, net                     $ 11,282,328   $  5,088,309
                                                     ============   ============

        During 2004, the Company recognized bad debt expenses of $538,843 relating to sales record in 2003. In 2003, the Company believed that all of the criteria for revenue recognition existed. However, during 2004 certain customers experienced deteriorating financial condition which resulted in non-payment of accounts receivable. While, the Company continues to pursue payment, due to the uncertainty of collection, the Company recorded a bad debt allowance for the accounts.





Note 4- INVENTORY

        Inventory consists of following:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------

       Finished goods                                $  2,938,210   $  1,154,723
       Packing materials and supplies                     722,356        287,398
       Work in progress                                   761,082         31,900
                                                     ------------   ------------
                                                     $  4,421,649   $  1,474,021
                                                     ============   ============

Note 5- FIXED ASSETS

        Fixed assets consists of the following:

                                                         June 30     December 31
                                                           2005          2004
                                                       -----------   -----------

       Plant, Equipment                                $ 8,256,497   $ 2,209,399
       Less: Accumulated depreciation                    3,835,218       521,850
                                                       -----------   -----------
                                                        12,091,715     1,687,549

       Construction in progress                            550,409          --
                                                       -----------   -----------
                                                       $ 4,971,688   $ 1,687,549
                                                       ===========   ===========

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6- OTHER ASSETS

        Other assets consists of the following:

                                                         June 30     December 31
                                                           2005          2004
                                                       -----------   -----------

       Cost of land use right                          $ 4,670,389   $ 1,473,964
       Less: Accumulated amortization                       61,415        57,453
                                                       -----------   -----------
                                                         4,608,974     1,416,511

       Deferred consultant expenses                        179,250          --
       Less: Accumulated amortization                       62,670          --
                                                       -----------   -----------
                                                           116,580          --

       Laboratory use right                                344,750          --
       Less: Accumulated amortization                       50,000          --
                                                       -----------   -----------
                                                           294,750          --

       Computer software                                     6,343          --
       Less: Accumulated amortization                        4,581          --
                                                       -----------   -----------
                                                             1,762          --

       Goodwell                                          5,255,439       305,774

       Deferred taxes                                       84,024        84,029
                                                       -----------   -----------
                                                       $10,361,529   $ 1,806,314
                                                       ===========   ===========

Note 7- AMOUNT DUE TO SHAREHOLDERS

        Amounts due to shareholders consist of the following:

                                                         June 30     December 31
                                                           2005          2004
                                                       -----------   -----------

       Due to shareholders                             $ 1,627,844   $   313,145



        The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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
                                                                    ===========

        On September 29, 2004, the Company acquired a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares valued at $1.00 per share or $1,200,000 and additional $1,600,000 as an additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments beginning in 2005.

        On June 11, 2005, the Company acquired a 51% ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a Chinese company established in Suzhou, China for $800,000 in cash and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. Also, the Company will contribute an additional $2,200,000 to Erye for working capital and/or expansion purposes. The cash contribution is to be made in installments. The current shareholders will be entitled all profits made from June 11, 2005 to the date Government approval is granted for the change in ownership. On June 30, 2005, the Company owes Eyre's shareholders $600,000 of the purchase price.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9- COMMON STOCK

        On December 17, 2004, the Company issued 600,000 shares of common stock to Gang Zhu and another 600,000 shares of common stock to Fu Ying Chou, both are shareholders of Suzhou Hengyi Pharmaceutical Feedstock Co., Ltd. pursuant to the acquisition of Hengyi effective October 1, 2004.

        During October 2004 the Company engaged a consultant for six months ending March 31, 2005. The terms of the agreement are for the consultant to receive a cash payment of $4,000 plus 2,500 shares of common stock valued at $2,500 and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement with the first month free. The common shares are being valued at $1.00 per share and the warrants are valued at $0.58 per warrant for a total monthly cost to the Company of $10,205 for the consulting services.

        During January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are three year warrants that allow the holder to purchase shares of common stock at $1.50 per share. Relating to the convertible notes issuance, the Company paid investment banking fees of $40,000 in cash and issued 65,000 shares common stock valued at $65,000 and 26,666 three year warrants to purchase the Company's common stock at $1.50 per share valued at $3,200 using the Black-Schole pricing model for a total of $108,200 of note issuance expense to be amortized over the life of the note.

        On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory in the next five years. The value of the 300,000 shares has not been stated in the agreement. However, the management estimated the stock as $1.00 per share.

        During April 2005 the Company engaged a consultant for seven months ending October 31, 2005. The terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock valued at $50,000. The Company also engaged another consultant for one year ended March 31, 2006. The term of this agreement is for the consultant to receive 60,000 shares of common stock valued at $60,000 and 35,000 three year warrants to purchase common stock at $2.00 per share valued at $19,250.

        During June 2005, the Company issued $1,090,000 face value convertible preferred with interest at 7% per annum to the investor. The Company issued to the investors shares of Series A Convertible Preferred Stock, face value $1.00 per share, purchase price US$1.00 per share, convertible at a ratio of 1:1 into shares of the common stock of the Company. The Company also issued to the investors one warrant for every one share of Series A Convertible Preferred Stock subscribed under the subscription agreement. The exercise price of these Warrants is $2.00 per share of common stock. Pursuant to these Warrants, the investors are entitled to purchase an aggregate amount of 1,090,000 shares of the Company's common stock. Relating to the convertible preferred shares issuing, the Company paid fees of $80,750 in cash, and issued 76,500 shares of common stock valued at $76,500, and 76,500 three year warrants to purchase the Company's common stock at $2.00 per share.

        During June 2005, the convertible notes due on June 30, 2005 were extended 90 days. Additionally, since the Company did not register the underlying stock for the conversion of the notes and warrants by July 30, a penalty provision was trigged, whereby the conversion price of the warrants drops $0.05 per month (at August1, the conversion price was $0.80 per share) and the number of warrants the note holders was to receive increases 5% per month.

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

OVERVIEW

China Biopharmaceuticals Holdings, Inc. ("we", "us", "our" or "the Company") is a bio-pharmaceutical company focused on research discovery, development and commercialization of innovative drugs in People's Republic of China ("China" or "PRC").

The Company, a Delaware corporation, was originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into China Biopharmaceuticals Holdings, Inc. ("CBH"), its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. Effective August 28, 2004, CBH completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its then only operating subsidiary and asset, NanJing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. Nanjing Keyuan Pharmaceutical R&D Co., Ltd. was established in March 2000 in Nanjing City of Jiangsu Province, China. It was founded and spear-headed by graduates from China Pharmaceutical University to engage in new drug research and discovery and in the development of new drug screening technologies.

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

On August 4, 2004, the Company filed Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying its shareholders the execution and pending implementation of an Agreement and Plan of Merger was signed by and between Globus Growth Group, Inc., a New York corporation ("Globus") and the predecessor of our company and its wholly owned subsidiary in the State of Delaware under the current name of the Company, China Biopharmaceuticals Holdings, Inc. The Agreement and Plan of Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, according to which Globus, Inc. merged with and into the Company, ceasing its corporate existence and having the Company as the surviving corporation of the merger (the "Merger"). In the Merger, all issued and outstanding shares of the common stock of Globus have been converted into shares of common stock of the Company. On August 28, 2004, the internal reorganizational Merger was completed with Globus merging into the Company as the surviving entity.

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended "the Securities Act") common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. There are currently 28,133,757 issued and outstanding shares of common stock of the reorganized Company.

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire a 75.7606% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments.

On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 under which, the Company acquired controlling ownership interest (approximately 51%) in Suzhou Erye Pharmaceutical Limited Company ("Erye"), a Chinese company established in Suzhou, China. Total consideration paid by the Company to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or

$3,300,000.  Out of the  $3,000,000  to be  paid  in  cash,  $2,200,000  will be contributed to the acquired Erye for working capital and/or expansion purposes. The acquisition is pending on the Company's listing on the NASD Over The Counter Bulletin Board Market in a reasonable time.

The shares of common stock of the Company are currently not quoted on any stock exchange but we have applied for trading with the Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol CBIO.OB and our listing application has been accepted. We are being considered for approval of such listing application although no assurance can be given in this regard.

Although to date we have been successful in developing our business and products, we face many challenges typically faced by a growing company, including limited access to capital, competition, research and development risks, among many other risks. Our inability to overcome these risks could have an adverse effect on our operations, financial condition and prospects. Investments in our company may also be materially and adversely affected by the fluctuation of the Renminbi.

Brief Description of the Company's Subsidiaries and Business

CBC is a bio-pharmaceutical company focused on research and discovery, development and commercialization of innovative drugs in China. CBC was incorporated in the British Virgin Islands (BVI) as a holding company of pharmaceutical assets in China. It entered into a merger agreement with the predecessor of the Company. CBC currently owns approximately 90% of the ownership interest in Chemsource, its drug discovery arm. CBC's mission is to maximize investment returns for its shareholders by integrating its strong drug discovery and development strength with manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

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

The Company's subsidiary Hengyi specializes in research and development, production and sales of pharmaceutical products as well as chemicals and intermediaries used in pharmaceutical products. Hengyi has extensive product pipeline containing twenty six major products that are raw material and intermediaries for making pharmaceutical products. More than 90% of Hengyi's products are exported to North America, South America and European countries. Among the end user customers of Hengyi are companies such as: TEVA Pharmaceutical Industries Ltd., TARO Pharmaceutical Industries Ltd. Euticals SPA, ARASTO Pharmaceutical Chemical Inc., Globe Chemicals, Biesterfeld Siemsgluess International and Beckman Coulter Inc. Hengyi can manufacture and provide most of the raw materials for when the Company starts commercializing its new drugs, enabling the Company to lower its production cost and gain competitive advantages over its competitors.

The Company's subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to the Company's pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard and marketing network that covers 25 provinces in China. Erye has obtained production certificates for 68 drug items, among which 27 are in production, mainly antibiotics drugs such as Cefotaxime Sodium for injection, Ceftriaxone Sodium for injection, Amoxicillin for injection, and Compound Amoxicillin for injection. Erye's sales exceeded $20 million in 2004, with raw material Acetylspiramycin per oral taking 15% of domestic market share, and Cloxacillin Sodium taking 80% of domestic market share.


GENERAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire a 75.7606% ownership interest of Hengyi. On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The current financial statements of the Company reflects Hengyi's revenue and profit for the three months ended June 30, 2005 and the revenue of Erye for the period from June 11, 2005 to June 30, 2005. Erye's net income is not reflected in the current financial statements of the Company.

(1) REVENUE.
Revenue for the three months ended June 30, 2005 was $3,642,565, while the Company's revenue for the three months ended June 30, 2004 was $536,984, representing a 578% increase. The increase is attributable primarily to revenues generated by Hengyi and Erye as well as to an increase in the R&D services, licensing of access to Keyuan's proprietary screening and testing platforms during the three months ended June 30, 2005.

(2) R&D.
R&D cost for the three months ended June 30, 2005 was $130,232 as compared to $37,861 for the three months ended June 30, 2004, representing a 244% increase. The increase is mainly attributable to increase of R&D costs of Hengyi. Keyuan has been concentrating on the preparation of the commercialization of new drugs and therefore, most of the R&D cost during three months ended June 30, 2005 is attributable to R&D costs of Hengyi.

(3) GROSS PROFIT.
Gross profit in the three months ended June 30, 2005 amounted at $807,135, as compared to a gross profit of $375,793 for the three months ended June 30, 2004, representing a 115% increase. The gross profit margin for the three months ended June 30 was 22% as compared to 70% for the three months ended June 30, 2004. In the second quarter of 2005, the Company increased sales. The decrease in gross profit margin is mainly due to Hengyi's and Erye's low gross profit margin.

(4) GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended June 30, 2005 was $604,177 as compared to $211,991 for the three months ended June 30, 2004 representing a 185% increase. General and administrative expenses increased significantly for the three months ended June 30, 2005 due to the acquisition related transaction costs for Erye as well as financing activities of the Company. Auditing expense, legal expenses, commissions and other professional expenses are the main reason for the significant increase in general and administrative expenses. Some of these expenses are one time transactional expenses.

(7) NET INCOME
Net income for the three months ended June 30, 2005 was $125,459 as compared to $147,203 for the three months ended June 30, 2004, representing a decrease of 15%. The decrease is mainly attributable to the fact that during the three months ended June 30, 2005 the Company significantly increased general and administrative expense, which includes acquisition related transaction costs for Erye as well as financing related costs. Erye's net income is not reflected in the current financial statements.

GENERAL RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire a 75.7606% ownership interest of Hengyi. On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The current financial statements of the Company reflects Hengyi's revenue and profit for the six months ended June 30, 2005 and the revenue of Erye for the period from June 11, 2005 to June 30, 2005. Erye's net income is not counted in the current financial statements of the Company.

(1) REVENUE.
Revenue for the six months ended on June 30, 2005 was $5,631,073 compared to $994,591 for the six months ended June 30, 2004, representing a 466% increase. The increase is attributable primarily to revenues generated by Hengyi and Erye as well as to an increase in the R&D services, licensing of access to Keyuan's proprietary screening and testing platforms during the six months ended June 30, 2005.

(2) R&D.
R&D cost for the six months ended June 30, 2005 was $153,306 as compared to $103,314 for the six months ended June 30, 2004, representing a 48% increase. The increase is mainly attributable to the increase of R&D costs of Hengyi. Keyuan has been concentrating on the preparation of the commercialization of new drugs and therefore, most of the R&D cost during six months ended June 30, 2005 is attributable to R&D costs of Hengyi.

(3) GROSS PROFIT.
Gross profit in the six months ended June 30, 2005 amounted at $1,696,576, as compared to a gross profit of $706,823 for the six months ended June 30, 2004, representing a 140% increase. The gross profit margin for the six months ended June 30, 2005 was 30% as compared to 71% for the six months ended June 30, 2004. In the first two quarter of 2005, the Company significantly increased sales. The decrease in gross profit margin is mainly due to Hengyi's and Erye's low gross profit margin.

(4) GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the six months ended June 30, 2005 was $961,545 as compared to $399,594 for the six months ended June 30, 2004 representing a 141% increase. General and administrative expenses increased significantly for the six months ended June 30, 2005 due to the reverse merger, reorganization of the Company and the acquisition related transaction costs for Hengyi and Erye as well as the financing activities of the Company. Auditing expense, legal expenses, commissions and other professional expenses are the main reason for the significant increase in general and administrative expenses. Some of these expenses are one time transactional expenses.

(7) NET INCOME
Net income for the six months ended June 30, 2005 was $533,126 as compared to $277,266 for the six months ended June 30, 2004, representing a 92% increase. The increase is attributable to the fact that during the six months ended June 30, 2005, the Company significantly increased sales, which also included sales by Hengyi and Erye and decreased its R&D expenses. Erye's net income is not reflected in the current financial statement.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2005, net cash provided by operating activities was $601,123, net cash used in investing activities was $228,220 and net cash provided by financing activities was $1,065,000. Cash and cash equivalents for the three months ended June 30, 2005 was $2,482,602. Net increase in Cash and cash equivalents for the three months ended June 30, 2005 was $1,437,903. For the six months ended June 30, 2005, net cash provided by operating activities was $261,297, net cash used in investing activities was $364,693 and net cash provided by financing activities was $2,118,962. Cash and cash equivalents for the six months ended June 30, 2005 was $2,482,602. Net increase in Cash and cash equivalents for the six months ended June 30, 2005 was $2,015,566. This has brought concern to the Company's management because Keyuan desires to strengthen its leading position in new drug R&D and the Company is planning to proceed with further acquisitions for which the Company requires external sources of capital.

In January of 2005, the Company raised gross proceeds of $500,000 through the sales of promissory note to accredited investors ("Note"). The Convertible loan is 7% interest rate per annually and payable with interest. The principle is to be paid upon maturity, which is 180 days from the date of the sales of the Note. The Company granted to holders of the Note the right to convert all, but not less than all, of the Note into common stock by electing to convert the face value of the Note at or prior to maturity at one dollar per share. The Company further granted to holders of the Note with warrant right to purchase at a price of $1.50 for a period of three years from the date of sales of the Note. The purchase price shall be $1.50 per share with the underlying shares to be registered within 120 days after the date of sales of the Note. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before April 30, 2005 for certain investors. If such registration statement covering the shares of common stock to which the promissory note can be converted was not declared effective on or before April 30, 2005, then the conversion price will be reduced by 5% or $0.05 per share and the warrant amount will be increased by 5% per month for every month. To such date there is no effective registration statement for the underlying securities.

In June of 2005, pursuant to an exemption under the Securities Act, the Company has conducted a private placement of approximately $1,090,000 with 28 accredited investors, one of which is a director of the Company ("Investors"), through issuance of Series A Convertible Preferred Stock. The Company issued to the Investors shares of Series A Convertible Preferred Stock, ("Series A Convertible Preferred Stock") face value $1.00 per share, purchase price US$1.00 per share ("Purchase Price") convertible at a ratio of 1:1 ("Conversion Ratio") into shares of the common stock ("Common Stock") of the Company. The Company also issued to the Investors one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the subscription agreement. The exercise price of these Warrants is $2.00 per share of common stock. Pursuant to these Warrants, the Investors are entitled to purchase an aggregate amount of 1,090,000 shares of the Company's common stock. These Warrants will expire three
(3) years from the effectiveness of the registration statement that the Company is required to file with the SEC. The Company is required to file with the Securities and Exchange Commission a registration statement, covering the resale of all the shares of common stock to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Warrants issued or issuable to Investors before October 15, 2005 If such registration statement is not declared effective on or before October 15, 2005, then the conversion price will be reduced by 5% or $0.05 per share and the warrant amount will be increased by 5% per month for every month. To such date there is no effective registration statement for the underlying securities.

Going forward, our primary requirements for cash consist of: (1) acquisition of additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the Company's sales network (2) Continued R&D for more selected new drug projects (3) Build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next twelve months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for Company's expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market once our shares are traded.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations, that existing cash and funds generated from operations may not be sufficient to meet capital requirements for future acquisition activities. We could therefore be required to seek additional financing. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. Their business activities are mainly in China using Chinese Renminbi as the functional currency. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type.

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

ITEM 3.  CONTROL AND PROCEDURES.


Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and
Exchange  Commission  ("SEC")  reports is recorded,  processed,  summarized  and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.


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


Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May of 2004, the Company issued to consultants and advisor in consideration for their services a total aggregate of 110,000 shares of the Company's common stock, 35,000 warrants exercisable at a price of $2 per share for a period of 3 years and 50,000 warrants exercisable at a price of $0.5 per share for a period of 3 years.

In June of 2005, pursuant to an exemption under the Securities Act, the Company has conducted a private placement of approximately $1,090,000 with 28 accredited investors, one of which is a director of the Company ("Investors"), through issuance of Series A Convertible Preferred Stock. The Company issued to the Investors shares of Series A Convertible Preferred Stock, ("Series A Convertible Preferred Stock") face value $1.00 per share, purchase price US$1.00 per share ("Purchase Price") convertible at a ratio of 1:1 ("Conversion Ratio") into shares of the common stock ("Common Stock") of the Company. The Company also issued to the Investors one (1) warrant for every one (1) share of Series A Convertible Preferred Stock. The exercise price of these Warrants is $2.00 per share of common stock. Pursuant to these Warrants, the Investors are entitled to purchase an aggregate amount of 1,090,000 shares of the Company's common stock. These Warrants will expire three (3) years from the effectiveness of the registration statement that the Company is required to file with the SEC. WestPark Capital, Inc. ("WestPark") acted as the Company's placement agent in the private placement described above. In consideration of WestPark's services, the Company issued to WestPark or its designees 76,500 shares of common stock of the Company and 76,500 Warrants representing the right to purchase up to 76,500 shares of the Company's common stock under the same terms as described above.

On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 under which, the Company acquired controlling ownership interest (approximately 51%) in Suzhou Erye Pharmaceutical Limited Company ("Erye"), a Chinese company established in Suzhou, China. As part of the consideration paid, total of 3,300,000 shares of the common stock of the Company has been issued to the shareholders of Erye and their designees.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None



ITEM 6.       EXHIBITS

(a) Exhibits

The following exhibits are filed as part of this report:


EXHIBIT
NUMBER             DESCRIPTION
-----------        -------------------------------------------------------------

10.1 Purchase Agreement dated June 11, 2005 by and between 38 persons including and represented by Shi Mingsheng and China Biopharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005.)

10.2 Amendment to Purchase Agreement dated August 3, 2005 by and between 38 persons including and represented by Shi Mingsheng and China Biopharmaceuticals Holdings, Inc.

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

                                         CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

Date: August 14, 2005
                                         By: /s/ MAO Peng
                                            ------------------------------
                                            Name:  MAO Peng
                                            Title: Chairman and
                                            Chief Executive Officer
Date: August 14, 2005
                                         By: /s/ HUNAG Chentai
                                            ------------------------------
                                            Name: HUANG Chentai
                                            Title: Chief Financial Officer