Form 10QSB
period 2005-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2005-11-14
CIK 352868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES / / NO /X/

There were 28,210,257 shares of the registrant's common stock outstanding on November 3, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PAGE NUMBERS TO BE UPDATED

PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS.................................................2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................19

  ITEM 3. CONTROL AND PROCEDURES..............................................27

PART II - OTHER INFORMATION...................................................27

  ITEM 1. LEGAL PROCEEDINGS...................................................27

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........27

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................27

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................27

  ITEM 5. OTHER INFORMATION...................................................27

  ITEM 6. EXHIBITS ...........................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS









                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                            As of September 30, 2005
             And for three and nine months ended September 30, 2005





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


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                              September 30,
                                                                                   2005
                                                                              -------------
Current Assets:
     Cash                                                                     $   2,007,819
     Accounts receivable-net (Note 3)                                             8,882,052
     Prepaid expenses                                                               108,704
     Inventory (Note 4)                                                           5,714,727
     Loan to Shareholders                                                                 0
                                                                              -------------
          Total current assets                                                   16,713,302

Fixed Assets, net (Note 5)                                                        5,358,394

Other Assets (Note 6)                                                            10,197,678
                                                                              -------------
          Total Assets                                                        $  32,269,375
                                                                              =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank Loan                                                                $   4,506,464
     Accounts Payable                                                             8,328,970
     Other Payable                                                                  815,822
     Income taxes payable                                                           793,103
     Deferred revenue                                                               888,234
     Due to RPT                                                                   1,855,574
     Due to Shareholders                                                          1,512,534
     Due to Erye's Shareholders                                                     600,000
     Bond Payable                                                                   450,000
                                                                              -------------
          Total Current Liabilities                                              19,750,701

Long-term Liabilities
     Long-term  Loan                                                                544,046
                                                                              -------------
          Total Long-term Loan                                                      544,046

Minority interests                                                                3,906,024

Shareholders' Equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized;                 10,900
          1,090,000 shares issued and outstanding as of September 30, 2005
     Common stock, $0.01 par value, 200,000,000 shares authorized;
          28,210,257 shares issued and outstanding as of September 30, 2005         282,103
     Common stock to be issued                                                          125
     Additional Paid-in capital                                                   6,137,828
     Retained earnings                                                            1,640,988
     Accumulated comprehensive (loss)                                                (3,339)
                                                                              -------------
        Shareholders' Equity                                                      8,068,605
                                                                              -------------
Total Liabilities and Shareholders' Equity                                    $  32,269,375
                                                                              =============




                        See Notes to Financial Statements


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
            FOR NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                 For Nine Month Ended            For 3 Months Ended
                                                     September 30                    September 30
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
Revenues
     Sales                                   $ 13,129,081         663,850    $  7,498,008         480,131
     Cost of sales                              9,430,835          60,015       5,498,940           7,048
     Business tax                                  16,142            --            13,540            --
                                             ------------    ------------    ------------    ------------
          Gross Profit                          3,682,103         603,835       1,985,527         473,083

Operating Expenses
     General and administrative                 2,039,938         818,071       1,078,393         786,575

                                             ------------    ------------    ------------    ------------
          Income from operations                1,642,165        (214,236)        907,134        (313,492)

Other income:

     Other income, net                            (35,694)         (6,815)        (23,119)         (6,962)
                                             ------------    ------------    ------------    ------------

          Income before income taxes            1,606,471        (221,051)        884,015        (320,454)

Income taxes                                         --           294,695            --           234,492

Minority interest                                 557,094         (43,153)        367,764         (47,073)
                                             ------------    ------------    ------------    ------------

Net income                                      1,049,378        (472,593)        516,252        (507,873)

Foreign currency translation gain(loss)              --               (10)           --              --
                                             ------------    ------------    ------------    ------------

Comprehensive Income                         $  1,049,378        (472,603)   $    516,252        (507,873)
                                             ============    ============    ============    ============

Basic and Fully Diluted Earnings per Share   $       0.04           (0.02)   $       0.02           (0.02)
                                             ============    ============    ============    ============

Weighted average shares outstanding            26,218,201      21,691,971      28,133,757      21,125,843
                                             ============    ============    ============    ============



                        See Notes to Financial Statements

                     CHINA BIOPHARMACEUTICAL HOLDINGS, INC.
              (FORMERLY GLOBUS GROWTH GROUP INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                       For the 9 Months Ended
                                                            September 30,
                                                         2005           2004
                                                     -----------    -----------

Operating Activities
--------------------
Net income                                           $ 1,049,377    $  (472,593)
Adjustments to reconcile net income to net cash
   provided(used) by operating activities:
Depreciation                                             429,040         11,332
Minority interest                                        851,123        (43,153)
Changes in operating assets and liabilities:                --             --
Accounts receivable                                    3,916,849        400,657
Inventories                                           (1,702,024)          (175)
Prepaid expense and other receivables                   (203,757)      (193,626)
Other assets                                             428,862           (402)
Payable and accrued expenses                          (4,606,424)        47,457
Due to Shareholders                                     (115,332)        21,600
Customer deposit                                         185,450       (128,071)
Taxes payable                                            (35,684)       294,690
                                                     -----------    -----------
Net cash provided(used) by operating activities          197,481        (62,284)

Investing Activities
--------------------
Business acquisitions-cash acquired                     (200,000)          --
Acquisition or Disposal of fixed assets                 (909,771)        (4,842)
                                                     -----------    -----------
Net cash provided(used) by investing activities       (1,109,771)        (4,842)

Financing Activities
--------------------
Processes from issuance of common stock                  397,000        300,000
Processes from issuance of preferred stock             1,090,000           --
Process from convertible notes                           450,000           --
Bank loan                                                516,073           --
                                                     -----------    -----------
Net cash provided by financing activities              2,453,073        300,000

Net increase in cash and cash equivalents              1,540,783        232,874
Effects of exchange rates on cash                           --              (11)
Cash at beginning of period                              467,036         88,277
                                                     -----------    -----------
Cash at end of period                                $ 2,007,819    $   321,140
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                        $   237,830    $      --
                                                     ===========    ===========
     Income taxes                                    $   110,219    $   356,840
                                                     ===========    ===========




                        See Notes to Financial Statements

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         Allowance for Doubtful Accounts

         The Company determines the allowance for doubtful accounts based on bad debt rate in prior year and other factors. The Company also provides specific provisions for bad debt if factors and circumstance indicate the receivables are unlikely to be collected.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         One July 21, 2005, the People's Bank of China, China's central bank, announced that, beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies. RMB will no longer be pegged to the US dollar and the RMB exchange rate regime will be improved with greater flexibility.

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

         The People's Bank of China will make adjustment of the RMB exchange rate band when necessary according to market development as well as the economic and financial situation. The People's Bank of China is responsible for maintaining the RMB exchange rate basically stable at an adaptive and equilibrium level.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 2-  SIGNIFICANT ACCOUNTING POLICIES (continued)

         Business Combination

         The Company accounts for its business combination using purchase method of accounting. This method requires that the acquisition cost be allocated to the assets acquired and liabilities assumed based on their fair value. The Company makes judgments and and estimate in determining the fair value of the assets and liabilities acquired.

         Goodwill and Intangible Assets

         Goodwill represents the excess of purchase price over fair value of the identifiable assets and liabilities acquired as a result of business acquisition. The Company adopts the Statement of Financial Accounting Board 142 Goodwill and Intangible Asset. Under SFAS 142, Goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently when events or changes in circumstance indicate that it might be impaired. The Company assess its goodwill in accordance with SFAS 142.

         Interim financial information

         The unaudited balance sheet, the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2005, and 2004, have been included. Readers of these financial statements should note that the interim results for the nine month periods ended September 30, 2005, and September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Note 3-  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following: September 30 2005

         Accounts receivable                                       $  9,654,965
         less: Allowance for bad debt                                   772,913
                                                                   ------------
         Accounts  receivable, net                                 $  8,882,052
                                                                   ============


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

Note 4-  INVENTORY

         Inventory consists of following:

                                                                   September 30
                                                                       2005
                                                                   ------------
         Finished goods                                            $  2,223,705
         Packing materials and supplies                               1,889,985
         Work in progress                                             1,601,037
                                                                   ------------
                                                                   $  5,714,727
                                                                   ============

Note 5-  FIXED ASSETS

         Fixed assets consists of the following:

                                                                   September 30
                                                                       2005
                                                                   ------------

          Plant, Equipment                                         $  9,241,505
          Less: Accumulated depreciation                             (4,193,591)
                                                                   ------------
                                                                      5,047,913

          Construction in progress                                      310,481
                                                                   ------------
                                                                   $  5,358,394
                                                                   ============

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6-  OTHER ASSETS

         Other assets consists of the following:

                                                                    September 30
                                                                        2005
                                                                    ------------

         Cost of land use right                                     $  4,670,389
         Less: Accumulated amortization                                   85,164
                                                                    ------------
                                                                       4,585,225

         Deferred consultant expenses                                    179,250
         Less: Accumulated amortization                                  125,339
                                                                    ------------
                                                                          53,911

         Laboratory use right                                            344,750
         Less: Accumulated amortization                                   69,824
                                                                    ------------
                                                                         274,926

         Computer software                                                 6,343
         Less: Accumulated amortization                                    5,638
                                                                    ------------
                                                                             705

         Goodwill                                                      5,198,887

         Deferred taxes                                                   84,024
                                                                    ------------
                                                                    $ 10,197,678
                                                                    ============

Note 7-  AMOUNT DUE TO SHAREHOLDERS

         Amounts due to shareholders consist of the following:
                                                                    September 30
                                                                        2005
                                                                    ------------
         Due to shareholders                                        $  1,512,534


         The amounts due to shareholders are unsecured, interest-free and have no fixed repayment terms.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         On June 11, 2005, the Company acquired a 51% ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a Chinese company established in Suzhou, China for $80,000 in cash and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. Also, the Company will contribute an additional $2,200,000 to Erye for working capital and/or expansion purposes. The cash contribution is to be made in installments. The current shareholders will be entitled all profits made from June 11, 2005 to the date Government approval is granted for the change in ownership. On June 30, 2005, the Company owes Eyre's shareholders $600,000 of the purchase price.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Note 10-   COMMON STOCK

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

         During September 2005, the convertible notes due on September 30, 2005 were extended 90 days. Additionally, since the Company did not register the underlying stock for the conversion of the notes and warrants by July 30, a penalty provision was trigged, whereby the conversion price of the convertible notes drops $0.05 per month (at October 1, the conversion price was $0.70 per share) and the number of warrants the note holders was to receive increases 5% per month.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 11-  WARRANT OUTSTANDING

         The following list the warrants outstanding as of September 30, 2005 which call for the common stock of the Company.


               HOLDERS             NUMBER   EXCISE PRICE      EXCISE PERIOD

         CFSG1                     10,000      $0.50      2004-10-1 through
                                                          October 2007

         Wellfleet Capital, LLP    26,667      $1.50      January 2005 through
                                                          January 2008

         Holders of Notes         450,000      $1.25      January 2005 through
                                                          January 2008

         Holders of Preferred
         Convertible            1,090,000      $2.00      3 years from the
                                                          effectiveness of the
                                                          company's registration
                                                          statement

         Wellfleet Capital, LLP    76,500      $2.00      3 years from the
                                                          effectiveness of the
                                                          company's registration
                                                           statement
                                 ------------
         Total                      1,653,167
                                 ============


         In October of 2004, the Company granted to CGF1 of the warrant right to purchase at 0.50 for a period of 3 years for its work as the Company's consultant. Total warrant amount to be purchase is 10,000.

         In January of 2005, the Company raised gross proceeds of $500,000 through the sales of promissory note to accredited investors ("Note"). The Company further granted to holders of the Note with warrant right to purchase at a price of $1.50 for a period of three years from the date of sales of the Note. The purchase price shall be $1.50 per share with the underlying shares to be registered within 120 days after the date of sales of the Note. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before April 30, 2005 for certain investors. If such registration statement covering the shares of common stock to which the promissory note can be converted was not declared effective on or before April 30, 2005, then the conversion price will be reduced by 5% or $0.05 per share and the warrant amount will be increased by 5% per month for every month. To such date there is no effective registration statement for the underlying securities. As of the September 30, 2005, the Note of amounting of $450,000 has been agreed extend until December 31, 2005. Total warrant amount, including compensation for late registration, to be purchased is 450,000. The price is reduced to $1.25.

         In January of 2005, the Company granted to Wellfleet Capital, LLP of the warrant right to purchase at a price of $1.50 for a period of three years for its work of $500,000 proceeds raised through the sale of the promissory note. Total warrant amount to be purchase is 26,667.



                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE11-  WARRANT OUTSTANDING (CONTINUED)

         In June of 2005, the Company has conducted a private placement of $1,090,000 through issuance of Series A Convertible Preferred Stock with face value of $1.00 per share, purchase price US$1.00 per share convertible at a ratio of 1:1 into shares of the common stock of the Company. The Company also issued to the Investors one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the subscription agreement. The exercise price of these Warrants is $2.00 per share of common stock. Pursuant to these Warrants, the Investors are entitled to purchase an aggregate amount of 1,090,000 shares of the Company's common stock. These Warrants will expire three
         (3) years from the effectiveness of the registration statement that the Company is required to file with the SEC. The Company is required to file with the Securities and Exchange Commission a registration statement, covering the resale of all the shares of common stock to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Warrants issued or issuable to investors before October 15, 2005 If such registration statement is not declared effective on or before October 15, 2005, then the conversion price will be reduced by 5% or $0.05 per share and the warrant amount will be increased by 5% per month for every month. To such date there is no effective registration statement for the underlying securities.

         In June of 2005, the Company granted to Wellfleet Capital, LLP of the warrant right to purchase at a price of $2.00 for a period of three years for its work of $1,090,000 proceeds raised through the sale of Series A Convertible Preferred Stock. Total warrant amount to be purchase is 76,500.




NOTE12-  PRO FORMA

         On June 11, 2005,  the Company  entered  into an agreement  with Suzhou
         Erye Pharmaceutical Manufacturing Ltd. To purchase 51% of the ownership controlling interest the manufacturer. The Company determined the acquisition date was June 11, 2005 and consolidated the revenue, cost, expenses and income subsequent to the acquisition date. The following unaudited pro forma information is prepared as if the acquisition of Erye were consummated at the beginning of the fiscal year presented.


                                            Twelve Months Ended    Nine Months Ended
                                              December 31 2004     September 30, 2005

         Revenue                                  21,185,949           21,751,150
         Net Income                                  831,713            1,165,339
         Basic and diluted  EPS                         0.03                 0.04
         Weighted Average Shares Outstanding      24,358,757           26,218,201

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

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended "the Securities Act") common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. There are currently 28,210,257 issued and outstanding shares of common stock of the reorganized Company.

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


GENERAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire a 75.7606% ownership interest of Hengyi. On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The current financial statements of the Company reflect the revenue and profit of both Hengyi and Erye for the three months ended Septemebr 30, 2005.

(1)  REVENUE.
Revenue for the three months ended September 30, 2005 was $7,498,008, while the Company's revenue for the three months ended September 30, 2004 was $480,131, representing a 1,462% increase. The increase is attributable primarily to revenues generated by Erye and Hengyi which were not part of the Company's revenue in the three months ended September 30, 2004 as well as to an increase in the R&D services, licensing of access to Keyuan's proprietary screening and testing platforms during the three months ended September 30, 2005.

(2) R&D.
R&D cost for the three months ended September 30, 2005 was $144,558 as compared to $51,657 for the three months ended September 30, 2004, representing a 179.84% increase. The increase is mainly attributable to R&D costs of Erye and Hengyi which were not part of the Company's R&D costs during the three months ended September 30, 2004.

(3) GROSS PROFIT.
Gross profit in the three months ended September 30, 2005 amounted at $1,985,527, as compared to a gross profit of $473,083 for the three months ended September 30, 2004, representing a 319.7% increase. The gross profit margin for the three months ended September 30 was 26.48% as compared to 98.53% for the three months ended September 30, 2004. In the third quarter of 2005, the Company's sales increased significantly. The decrease in gross profit margin is mainly due to Hengyi's and Erye's low gross profit margins which were not reflected in the Company's financial statements for the three months ended September 30, 2004.

(4) GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended September 30, 2005 was $1,078,393 as compared to $786,575 for the three months ended September 30, 2004 representing a 37.1% increase. General and administrative expenses increased significantly for the three months ended September 30, 2005 due to general and administrative expenses incurred by Hengyi and Erye for that period and which were not reflected in the Company's financial statements for the three months ended September 30, 2004.

(7) NET INCOME
Net income for the three months ended September 30, 2005 was $516,252 as compared to net loss of$507,873 for the three months ended September 30, 2004. The net income significantly increased for the three months ended September 30, 2005 and the increase is mainly attributable to the performance of Keyuan as well as to net income of Erye and Hengyi which was not reflected in the Company's financial statements for the three months ended September 30, 2004.

GENERAL RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire a 75.7606% ownership interest of Hengyi. On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The current financial statements of the Company reflects Hengyi's revenue and profit for the nine months ended September 30, 2005 and the revenue of Erye for the period from June 11, 2005 to September 30, 2005.

(1) REVENUE.
Revenue for the nine months ended on September 30, 2005 was $13,129,081 compared to $663,850 for the nine months ended September 30, 2004, representing a 1877.28% increase. The increase is attributable primarily to revenues generated by Erye and Hengyi which were not part of the Company's revenues in the nine months ended September 30, 2004, as well as to an increase in the R&D services, licensing of access to Keyuan's proprietary screening and testing platforms during the nine months ended September 30, 2005.

(2) R&D.
R&D cost for the nine months ended September 30, 2005 was $297,864 as compared to $154,971 for the nine months ended September 30, 2004, representing a 92.21% increase. The increase is mainly attributable to the R&D costs of Hengyi and Erye which were not part of the Company's R&D costs during the nine months ended September 30, 2004.

(3) GROSS PROFIT.
Gross profit in the nine months ended September 30, 2005 amounted at $3,682,103, as compared to a gross profit of $603,835 for the nine months ended September 30, 2004, representing a 509.78% increase. The gross profit margin for the nine months ended September 30, 2005 was 28.05% as compared to 90.96% for the nine months ended September 30, 2004. In the first three quarters of 2005, the Company's sales increased significantly. The decrease in gross profit margin is mainly due to the low gross profit margins of Hengyi and Erye which were not reflected in the Company's financial statements for the nine months ended September 30, 2004.

(4) GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the nine months ended September 30, 2005 was $2,039,938 as compared to $818,071 for the nine months ended September 30, 2004 representing a 149.36% increase. General and administrative expenses increased significantly for the nine months ended September 30, 2005 due to general and administrative expenses incurred by Hengyi and Erye for that period and which were not reflected in the Company's financial statements for the nine months ended September 30, 2004.

(7) NET INCOME
Net income for the nine months ended September 30, 2005 was $1,049,378 as compared to a net loss of $472,603 for the nine months ended September 30, 2004. The net income of the Company has increased significantly for the nine months ended September 30, 2005 and the increase is attributable to the performance of Keyuan as well as to net income of Erye and Hengyi which was not reflected in the Company's financial statements for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, net cash used by operating activities was $106,507, net cash used in investing activities was $502,389 and net cash provided by financing activities was $334.111. Cash and cash equivalents as of September 30, 2005 was $2,007,819. Net decrease in Cash and cash equivalents for the three months ended September 30, 2005 was $274,785. For the nine months ended September 30, 2005, net cash provided by operating activities was $197,481, net cash used in investing activities was $1,109,771 and net cash provided by financing activities was $2,453,073. Net increase in Cash and cash equivalents for the nine months ended September 30, 2005 was $1,540,783.

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

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In September 2005, the PRC government revalued the Renminbi by 2.3% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.09 per dollar. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.       EXHIBITS

(a) Exhibits

The following exhibits are filed as part of this report:


EXHIBIT
NUMBER            DESCRIPTION
-------           --------------------------------------------------------------



10.1 Amendment to Purchase Agreement dated August 3, 2005 by and between 38 persons including and represented by Shi Mingsheng and China Biopharmaceuticals Holdings, Inc. (incorporated by reference to exhibit 10.2 of the Company's quarterly report on form 10QSB filed with the Securities and Exchange Commission on August 15, 2005).

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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

Date: November 14, 2005
                           By:  /s/ MAO Peng
                              ---------------------------------
                              Name:  MAO Peng
                              Title: Chairman and
                              Chief Executive Officer
Date: November 14, 2005
                           By:  /s/ HUNAG Chentai
                              ---------------------------------
                              Name: HUANG Chentai
                              Title: Chief Financial Officer