Form 10KSB
period 2005-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-04-17
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission File No. 814-00063

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	13-2949462
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1601, Building A, Jinshan Tower
No. 8, Shan Xi Road
Nanjing, Jiangsu
China	210009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (86) 25 8320 5758

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐ No:  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes:  ☐    No:  ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $30,948,568.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $21,288,033 as of March 31, 2006.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of	Number of Shares Outstanding
Equity Securities	as of March 31, 2006
Common Stock, $0.01 par value	36,848,399

Transitional Small Business Disclosure Format: Yes:  ☐   No:  ☒

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
2005 FORM 10-KSB ANNUAL REPORT

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a vertically integrated bio-pharmaceutical company focused on developing, manufacturing and distributing innovative drugs in the People’s Republic of China (“China” or PRC”).

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

On February 27, 1986, the stockholders of our company approved the divestiture and sale of those assets of our company as pertained to its then camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27 1988, the company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Company's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. As a result of the reorganization the acquisition of CBC pursuant to the Exchange Agreement, our company is no longer a BDC and is now an operating company.

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

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and MAO Peng as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. As of March 31, 2006, there were 36,848,399 issued and outstanding shares of our common stock and 335 holders of record.

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments.

On June 11, 2005, we signed a purchase agreement, which was amended on August 3, 2005 under which, we acquired controlling ownership interest (approximately 51%) in Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $0.50 per share or $1,650,000. Out of the $3,000,000 to be paid in cash, $2,200,000 will be contributed to the acquired Erye for working capital and/or expansion purposes.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. Our auditors are currently engaged to audit the financial statements of Tianyin. The pro forma unaudited balance sheet and statement of income of Tianyin disclosed a net assets of $231,000 in 2005 and net assets of $2,727,000 in negative in 2004. Tianyin’s net income was $469,000 in 2005 and net loss of $539,000 in 2004. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Board of the Company held a meeting to discuss the possibility of abandoning the acquisition of Tianyin should Tianyin’s shareholders not compromise and meet the company’s request for a reasonable purchased price.

The shares of our common stock are quoted on the Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol CHBP.OB.

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

BUSINESS DESCRIPTION

Our business is composed of three parts: Research & Development, Raw Materials and Manufacturing.

Research & Development

We through our indirectly held subsidiary Keyuan, have a robust research and development (“R&D”) team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. Keyuan has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. Keyuan also has a rich existing product pipeline. The technological backbone of the Keyuan advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that have only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables Keyuan to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by capable drug research scientists and development experts in China. Keyuan has a product pipeline containing approximately forty major products, including eight drugs that are ready for commercialization in China. Keyuan also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. Keyuan has built a Library of Targeted Drug Candidates (“LTDC”) with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. Keyuan collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the LTDC. Keyuan has built its LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies.

 We spent $427,999 in year 2004 and $1,470,055 in 2005 on our research and development.

Raw Materials

Our subsidiary Hengyi specializes in research and development, production and sales of chemicals and intermediaries used in pharmaceutical products as well as pharmaceutical products. Hengyi has extensive product pipeline containing twenty six major products that are raw material and intermediaries for making pharmaceutical products. More than 90% of Hengyi's products are exported to North America, South America and European countries with large, multi national pharmaceutical companies as end user customers. Hengyi can manufacture and provide most of the raw materials for when the Company starts commercializing its new drugs, enabling the Company to lower its production cost and gain competitive advantages over its competitors.

Manufacturing

Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard set by the State Food and Drug Administration ("SFDA") of China and marketing network that covers 25 provinces in China. Erye has obtained production certificates for 68 drug items, among which 33 are in production, mainly antibiotics drugs such as Cefotaxime Sodium for injection, Ceftriaxone Sodium for injection, Amoxicillin for injection, and Compound Amoxicillin for injection. Erye’s sales exceeded $20 million in 2004, with raw material Acetylspiramycin per oral taking 15% of domestic market share, and Cloxacillin Sodium taking 80% of domestic market share.

ABOUT OUR PRODUCTS AND TECHNOLOGY

We have a diversified portfolio of drugs and robust drug screening and testing platforms. We concentrate on the development of drugs for treatment of common diseases such as cardiovascular diseases, cancer, infectious diseases and diabetes, etc.

Our products can be divided into three categories; new drugs through R&D, drug materials & intermediates and commercialized drugs:

New drug:

We, through our subsidiary Keyuan, have a product pipeline of about forty new drugs for the treatment of diseases such as cardiovascular and infectious diseases. We intend to commercialize or license eight drugs during year 2006. We plan to commercialize the majority of its drugs and license and sell the remaining of its drugs. The table below lists the products of Keyuan, our subsidiary. For each drug, the table indicates the condition for treatment and SFDA approval and licensing status. SFDA provides administrative protection for a period of 3-5 years for drugs newly introduced to China.

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
1	Diclofenac Sodium Lozenges	Oral ulcer, stomatitis, small oral operation	Approved and licensed by SFDA Approval No. H20031259 Patent number CN1413583A Patent application number 011360828	2026.10.7 Patent protection
2	Rhodiola rosea L. abstracts	Alzheimer disease	Preclinical Patent application number 031583490	2028.9.26 Patent Protection
3	Platinum(II) complexes Yibo	Cancers	Preclinical Patent application number 2004100147727	2029.4.27 Patent Protection
4	Pazufloxacin Mesilate material	Infection	Approved and licensed by SFDA Approval No. H20041948	2007.06.23
5	Pazufloxacin Mesilate and Sodium chloride Injection	Infection	Approved and licensed by SFDA Approval No. H20041949	2007.06.23
6	Cefixime material	Antibiotics	Approved and licensed by SFDA Approval No.H20041527	2005.10.28 Expired
7	Cefixime tablets	Antibiotics	Approved and licensed by SFDA Approval No. H20041529	2006.01.28
8	Cefixime capsules	Antibiotics	Approved and licensed by SFDA Approval No. H20041528	2008.09.11
9	Cefixime granules	Antibiotics	Approved and licensed by SFDA Approval No. H20041645	2008.09.11

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
10	Loxoprofen sodium capsules	Pain and inflammation	Approved and licensed by SFDA Approval No. H20050915	2006.11.9
11	Loxoprofen sodium material	Pain and inflammation	Approved and licensed by SFDA Approval No. H20041922	2008.07.24
12	Loxoprofen sodium tablets	Pain and inflammation	Approved and licensed by SFDA Approval No. H20041923	2008.07.24
13	Gliclazide Sustained Release Tablets	II-type diabetes	Approved and licensed by SFDA Approval No. H20056883	Generic Drug
14	Nizatidine material	Gastric ulcer	Approved and licensed by SFDA Approval No. H20053694	Generic Drug
15	Loxoprofen sodium granules	Pain and inflammation	Approved and licensed by SFDA Approval No. H20052446	Generic Drug
16	Meglumine Adenosine Cyclophosphate for injection	Heart Failure	Approved and licensed by SFDA Approval No. H20040859	Generic Drug
17	Aceglutamide for injection	Post-neurosurgery coma	Approved and licensed by SFDA Approval No. H20040887	Generic Drug
18	Loratadine material, tablets	Allergic rhinitis, Allergic dermatosis	Approved and licensed by SFDA Approval No. H20051688	Generic Drug
19	Secnidazole material	Infection of anaerobe and trichomonas vaginalis	Clinical trial application approved , Filed Approval No. 2003L01222	Subject to SFDA Pending Administrative Protection
20	Secnidazole tablets, capsules	Infection of anaerobe and trichomonas vaginalis	Clinical trial application approved, Filed Approval No. 2003L01223	Subject to SFDA Pending Administrative Protection
21	Desloratadine material and tablets	Allergic rhinitis, Allergic dermatosis	Clinical trial application approved, Filed Approval No. 2003L02927	Subject to SFDA Pending Administrative Protection
22	Nafamostate mesilate material	Disseminated Intravascular Coagulation (DIC), Pancreatitis	Clinical trial application approved, Filed Approval No. 2003L00552	Subject to SFDA Pending Administrative Protection
23	Nafamostate mesilate for injection	Disseminated Intravascular Coagulation (DIC), Pancreatitis	Clinical trial application approved, Filed Approval No. 2003L00551	Subject to SFDA Pending Administrative Protection
24	Torasemide material	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial application approved, Filed Approval No. 2003L00803	Subject to SFDA Pending Administrative Protection

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
25	Torasemide tablets	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial application approved, Filed Approval No. 2003L00804	Subject to SFDA Pending Administrative Protection
26	Torasemide capsules	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial application approved, Filed Approval No. 2003L00516	Subject to SFDA Pending Administrative Protection
27	Torasemide for injection	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial application approved, Filed Approval No. 2003L01294	Subject to SFDA Pending Administrative Protection
28	Edaravone material	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2003L02173	Subject to SFDA Pending Administrative Protection
29	Edaravone Injection	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2003L02174	Subject to SFDA Pending Administrative Protection
30	Edaravone Sodium Chloride Injection	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2004L00440	Subject to SFDA Pending Administrative Protection
31	Sofalcone material	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02119	Subject to SFDA Pending Administrative Protection
32	Sofalcone tablets	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02122	Subject to SFDA Pending Administrative Protection
33	Sofalcone capsules	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02121	Subject to SFDA Pending Administrative Protection
34	Sofalcone granules	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02120	Subject to SFDA Pending Administrative Protection
35	Nateglinide material	II-type diabetes	Clinical trial application approved, Phase II Approval No. 2003L00073	Subject to SFDA Pending Administrative Protection
36	Nateglinide tablets	II-type diabetes	Clinical trial application approved, Phase II Approval No. 2003L00131	Subject to SFDA Pending Administrative Protection
37	Heptaplatin material	Tumor	Clinical trial application approved, Phase II Approval No. 2003L01704	Subject to SFDA Pending Administrative Protection
38	Heptaplatin for injection	Tumor	Clinical trial application approved, Phase II Approval No. 2003L01705	Subject to SFDA Pending Administrative Protection
39	Indosine Pranobeox material	Antivirus	Clinical trial application approved, Phase II Approval No. 2005L00979	Subject to SFDA Pending Administrative Protection
40	Indosine Pranobeox tablets	Antivirus	Clinical trial application approved, Phase II Approval No. 2005L00980	Subject to SFDA Pending Administrative Protection

Raw Materials and Intermediaries

Our subsidiary Hengyi specializes in research and development, production and sales of pharmaceutical products as well as chemicals and intermediaries used in pharmaceutical products. Hengyi has extensive product pipeline containing twenty six major products that are raw material and intermediaries for making pharmaceutical products. More than 90% of Hengyi's products are exported to North America, South America and European countries with large, multi national pharmaceutical companies as end user customers. Hengyi can manufacture and provide most of the raw materials for our production pipeline, enabling us to lower our production cost and gain competitive advantages over our competitors.

Below is a list of Hengyi’s major pharmaceutical and intermediary products:

Drug/Product Name	Target Treatment	Status
Carbamazepine material	Epilepsy, Prosopalgia	Commercialized Product
S-POZ	Drug Intermediates	Commercialized Product
Flumequine	Antimicrobial agent	Commercialized Product

Commercialized Drugs

Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard and marketing network that covers 25 provinces in China. Erye has obtained production certificates for 68 drug items, among which 33 are in production, mainly antibiotics drugs such as Cefotaxime Sodium for injection, Ceftriaxone Sodium for injection, Amoxicillin for injection, and Compound Amoxicillin for injection. Erye's sales exceeded $20 million in 2004, with raw material Acetylspiramycin per oral taking 15% of domestic market share, and Cloxacillin Sodium taking 80% of domestic market share.

Below is a list of Erye’s major pharmaceutical products:

Drug/Product Name	Target Treatment	Status
Ampicillin sodium/Sulbactam sodium for injection	Antibiotics	Commercialized drug. SFDA approval number H20030476
Amoxicillin sodium/Sulbactam sodium for injection	Antibiotics	Commercialized drug SFDA approval number H20033126
Furbencillin Sodium for Injection	Antibiotics	Commercialized drug SFDA approval number h20059783

Services:

We also offer contractual research and development services. We intend to license the access to our proprietary screening and testing platforms to other pharmaceutical companies. In addition, we will offer packaged R&D services to companies outsourcing their R&D activities for fee-based research and development revenues.

Library of Targeted Drug Candidates:

We have built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. We collaborate with China Pharmaceutical University in enhancing the resources of chemical compounds in the library. We invest in LTDC to both accelerate our own drug research and discovery as well as to generate revenue in the form of access fees paid by other pharmaceutical companies. .

OUR CUSTOMERS AND DISTRIBUTION CHANNELS

We have three groups of customers:

Pharmaceutical Companies- We maintain a fine reputation in the pharmaceutical industry in China for new drug R & D. We work with other pharmaceutical companies to license or jointly distribute our products.

Drug Distribution Companies- There are approximately 10,000 drugs distribution companies in China. We work with various distribution companies to distribute our products. The demand for new drugs in China is substantial as the drug distribution companies suffer from very low profit margins from the distribution of old generic drugs.

Hospitals- We have a network of connections with hospitals in the areas of Shanghai, Zhejiang province and Jiangsu province. The population in these areas is approximately 150 million. Our sales executives have held senior sales positions in various pharmaceutical companies that sell in these areas and have an extensive network of contacts that provide direct access to hospitals in these areas.

We currently have 4 sales representative offices in China, two of which located in Nanjing city, one in Wuxi City and one in Shanghai City.

OUR RESEARCH AND DEVELOPMENT

We have a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicinal products. Our R&D team consists of experts in the fields of medical technology, biotechnology, and pharmaceuticals with over 10-years of market place experience and a proven record of success in the management of pharmaceutical businesses in China. The Company has developed a discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. We also have a rich product pipeline. The technological backbone of the Company's R&D capabilities is a Drug Screening and Testing System based on certain Post-Genomics Era bio-technologies. This proprietary gene-level technology platform enables the Company to deliver the next generation of drugs which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by some of the best drug research scientists and development experts in China. Our subsidiary Keyuan, has a product pipeline of about forty major new drugs for the treatment of diseases such as cardiovascular and infectious diseases. . We also offer contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. We have built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. We collaborate with China Pharmaceutical University, which is a shareholder of the Company, in building allied R&D laboratory for drug screening and testing and enhancing the resources of chemical compounds in the library.

We leverage our relationship with the research laboratory of China Pharmaceutical University which is a shareholder of our company. We have the right of first refusal on their new drug discoveries. We spent $427,999 and $1,470,055 on research and development during 2004 and 2005, respectively.

PRODUCTION FACILITIES AND EQUIPMENT

Our subsidiary Keyuan has a drug R&D laboratory. The laboratory is equipped with various type of equipment for compound synthesis, drug testing, screening, drug analysis, Pharmacological study, Pharmacokinetic study, efficiency study and toxicity study such as High Performance Liquid Chromatography (HPLC), Incubator, Ultraviolet-Visible Spectrometer, Centrifuge and Clean Bench, etc. Our subsidiary Hengyi is fully equipped with facilities required for the production in high temperature, high pressure, high vacuum and deep cooling. Our subsidiary Erye has seven laboratories, including Microorganism lab, Biological inspection lab, Apparatus lab, Chemical lab, Standard solution lab, Sample lab and Animal lab. The labs are equipped with advanced Gas Chromatography, HPLC, and Infrared Spectroscopy.

Our subsidiary Hengyi has a sound infrastructure with well-equipped manufacturing equipments, such as Graphitized heat exchanger, Centrifugal separator, vacuum dryer, closed condenser, fermentation boiler, spiral grinder and others, in order to perform our production effectively and efficiently. All the pharmaceutical raw materials and intermediates are manufactured in a modern manufacturing unit, where an independent quality control department and research and development units is maintained. Highest priority to quality control and adequate precautions are taken to ensure that there are no lapses on the production front.

Our subsidiary Erye has seven SFDA approved and certified production lines. The capsule pharmaceutical workshop and the Azlocillin sodium workshop are all designed by the Designing Institute of Medical Engineering of Nanjing. The total construction area for the workshop is approximately 2,400 square meters with an area of 1,450 square meters of medicine workshop of aseptic raw materials, 550 square meters for 100,000 grades purification control zone and 350 square meters for 300,000 grades purification control zone. Different production control zones are furnished with separated air conditioning system respectively according to different varieties and control request. Erye’s total area of warehouse is 4,570 square meters and is set up for finished product storehouse, original auxiliary materials storehouse and packing materials storehouse. Erye has an industrial waste reservoir which is situated at a separated area outside the main production premises. The area of quality control building is 685 square meters and it consists of the microbiology laboratory, biological examination room, instrument laboratory, chemical laboratory, standard solution room, sample room and animal's laboratory. The quality control room is furnished with the gaseous phase chromatograph of Model GC-14C, SPD-10AVP type high-efficient liquid phase chromatograph, the titri-metric appearance of electric potential of Model ZDJ-ID , FTIR-8400S type infrared spectro-comparator, etc. Every workshop uses the special-purpose production equipment. The equipment directly contacted with the medicines is making of high quality stainless steel materials and apt to production operation, repairing, maintaining and washes. It can also prevent the operation mistake and reduce pollution.

COMPETITION AND COMPETITIVE STRENGTHS

Vertically integrated pharmaceutical operation is still at an early stage of development in China due to heavy state involvement in the past. The industry is fragmented. We face competition from domestic drug R&D companies, drug manufacturing companies which are growing rapidly. Our direct competitors are domestic pharmaceutical companies and new drug R&D institutes that have fairly strong R&D capabilities in new drug R&D such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd. and Chongqing Pharmaceutical Research Institute, Co. Ltd. We also face competition of foreign companies who have strong proprietary pipeline and strong financial resources. Our advantage is our local concentration in research and discovery as well as our local distribution network. We possess certain competitive advantages over our competitors due to our own discovery capability. Our relationship with China Pharmaceutical University, one of the leading pharmaceutical scientific research institution in China, provides us with a unique opportunity to benefit from the latest discovery in its research laboratory and reduce our fundamental research cost so that we can concentrate more on application and commercialization. We are in a competitive position to seize substantial market opportunities as the pharmaceutical industry in China rapidly moves toward consolidation, privatization, and commercialization.

Good Product Pipeline

Our subsidiary Keyuan has an existing pipeline of approximately forty new drugs we intend to introduce to the Chinese market. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation. Among the forty drugs in our pipeline, our company intends to commercialize three SFDA approved and licensed drugs through our subsidiaries in year 2006 and to have five in-application drugs to be approved by SFDA in year 2006.

R&D Capabilities and Technology

We have managed to obtain intellectual property rights for our advanced technologies and to gain a strong competitive edge over the vast majority of all domestic pharmaceutical companies. Our R&D capabilities are one of the most advanced in the Chinese pharmaceutical industry. Our advanced R&D technology platform represents the latest drug discovery and development tools available for screening potential drug candidates for new drugs. Additionally, through our joint venture with the University’s R & D laboratory, we have access to China’s most promising pharmaceutical development projects and to the nation’s top-level expertise from academia, government, and industry.

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

INTELLECTUAL PROPERTY

An asset base of intellectual property is the foundation of our operations and R&D facilities. We have the capacity to rapidly generate intellectual property in the many forms as described above: New drugs / full product pipeline, Drug screening & testing platforms, Proprietary technologies, and Library of Targeted Drug Candidates (LTDC). This asset base of valuable intellectual property is leveraged to derive revenues, form strategic partnerships, and make acquisitions to expand our operations and profit-earning capacity.

Our subsidiary, Keyuan, owns the following patents, one of which approved and two pending approval:

(1) Low dose Diclofenac Sodium Lozenges and preparation. (Indication: oral ulcer, stomatitis, small oral operation); Patent Application number: 011360828; Application date: Oct.8, 2001; Approval date: Jan.15, 2005; Patent Number: CN1413583A; Patent Expiration date: Oct 7, 2021.

(2) Usage of the abstracts of Rhodiola rosea L. in the preparation of drugs treating Alzheimer disease; Application number: 031583490; Application date: Sep.27, 2003; Patent Expiration date: Sep. 26, 2023

(3) Preparation of a platinum(II) compound Yibo, anticancer drug Application number: 2004100147727; Application date: Apr.28, 2004; Patent Expiration date: April 27, 2024

The typical duration of these patents is twenty years from the date of application. Other drugs of Keyuan are subject to pending or existing SFDA administrative protection.

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

COMPLIANCE WITH ENVIRONMENTAL LAW

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations.

EMPLOYEES

Due to the acquisitions, the number of our employees has expanded significantly as compared to 2004. Currently we have approximately 790 full-time employees, excluding the employees of Tianyin, with all employees falling into the following categories:

By Company:

Company	Number of Employees
CBH & CBC	15
Keyuan	25
Hengyi	250
Erye	500
TOTAL:	790

By job:

Management & Administration	135
Technology and research	65
Sales and marketing	75
Production - drug material & drugs	515
TOTAL:	790

We have employment contracts with a significant number of our employees. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good. All of our employees are located in Jiangsu Province.

RISK FACTORS

An investment in our common stock involves a high degree of risks. You should carefully consider the risk factors described below, together with all other information in this annual report on form 10KSB before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

CHINA RELATED RISKS

Our assets are located in China and its revenues are derived from its operations in China

In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company’s future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our company’s development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

Political and economic risks

China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Risks related to interpretation of China laws and regulations which involves significant uncertainties

China’s legal system is based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

FOREIGN EXCHANGE CONTROL RISKS

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

We are a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

REGULATORY RISKS

Governmental regulatory and policy risks

We must follow various government regulations and in particular, the PRC State Food and Drug Administration (“SFDA”) regulations. Government regulations may have material impact on our operations, increase costs and could prevent or delay our company in licensing, manufacturing and selling our products. Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA. There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment. Although we have, so far, obtained the marketing rights for selling some of our products in China, we may not continue to receive and maintain regulatory approvals for the sales of these products. Our marketing activities are also subject to government regulations with respect to the prices that we intend to charge or any other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and selling products, impacting negatively on our operation, revenue, income and cash flow.

There could be changes in government regulations towards the pharmaceutical Industries that may adversely affect our business.

The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increased the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

The State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications by June 30, 2004, and to receive approvals by December 31,2004. We have received our certifications. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future, our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

COMPANY’S RELATED RISKS

Risks related to our strategy and risks related to our inability to carry out such strategy

Our strategy may be based on wrong assumptions and may be seriously flawed and may even in fact damage our performance, competitive position in the market and even our ability to survive in the market place. Even if the strategy is correct, we may never be able to successfully implement our strategy or implement the strategy in the desired fashion. These risk factors may cause major risks to our performance and even survival.

Risks related to the implementation of our operational and marketing plan

Our operational plan and marketing plan may be seriously flawed and even in fact damage our performance, competitive position in the market and even our ability to survive in the market place. Even if the operational plan and the marketing plan are correct, we may never be able to successfully implement the plans or implement the strategy in the desired fashion. These risk factors may cause major risks to our performance and even survival.

Risks related to our products and services

Our products and services involve direct or indirect impact on human health and life. The drugs, products and services provided may be flawed and cause dangerous side effects and even fatality in certain cases and lead to major business losses and legal and other liabilities and damages to us.

Risks related to product liability claims

We face the risk of loss resulting from, and adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. In addition, our product liability insurance may not be adequate to cover such claims and we may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that exceeds our policy limits could require us to pay substantial sums.

Risks related to our technology and our platforms

Our technologies and platforms may be seriously defective and flawed producing wrong and harmful results, exposing us to significant liabilities. Even if they are not defective or flawed, these technologies and platforms may become outdated, losing their value and thus affect our competitive advantages.

Risks related to competition

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business

Marketing risks

Newly developed drugs and technologies may not be compatible with market needs. Because markets for drugs differentiate geographically inside China, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earning.

Risks related to research and the ability to develop new drugs

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technologies and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or do not focus on the most advanced technologies, our current and future products could be surpassed by more effective or advanced products of other companies.

Risks relating to difficulty in defending intellectual property rights from infringement

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

Risks relating to third parties that may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

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

In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the SFDA, that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay regulatory approval by the SFDA. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

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

Risks related to financial reports and estimates

Our company is subject to critical accounting policies and actual results may vary from our estimates. Our company follows generally accepted accounting principles for the United States in preparing its financial statements. As part of this work, we must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

Risks related to significant financing needs

We need significant amount of capital to invest in our research and development, in our acquisitions and in our operations. We may not be able to identify and raise sufficient capital in a timely manner to finance our research and development activity, operation, acquisitions, growth and even survival. Even if such financings are available, they may not be timely or sufficient or on the terms desirable, acceptable or not harmful to our existing shareholders.

Risks related to growth and the ability to manage growth

For our company to survive and to succeed, we have to consistently grow. However, the management and we may not be able to achieve or manage such growth. The inability to achieve and maintain and manage growth will significantly affect our survival and market position.

Dependence on key personnel

We depend on our key management and technological personnel. The unavailability or departure of such key personnel may seriously disrupt and harm our operations, business and the implementation of our business strategy and plans. Although most of these personnel are founders and shareholders of our company, there can be no assurance that we can be successful in retaining them.

Risks related to not declaring or paying any dividends to our shareholders

We did not declare any dividends for the year ended December 31, 2005. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because they reside outside the United States.

As our operations are presently based in China and our key directors and officers reside in China, service of process on our company and our key directors and officers may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

Most of our assets are located in china, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

RISKS RELATED TO COMMON STOCK

Risks of lack of liquidity and volatility risks

Currently our common stock is quoted in the OTC Bulletin Board market, the liquidity of our common stock may be very limited and affected by its limited trading market. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and are subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Risks related to penny stocks

Our common stock may be subject to regulations prescribed by the SEC relating to “Penny Stock.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

Risks of depressed price and downward pressure on the shares

A significant number of our shares are eligible for sale and their sale could depress the market price of our stock. Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock.

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

Existing shareholders may experience some dilution

We have issued convertible preferred stock and warrants to different investors. Conversion of these preferred stock and exercise of these warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon conversion or exercise. In addition, sales of the shares of our common stock issuable upon conversion of the preferred stock or exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock..

Moreover, we may need to raise additional funds in the future to finance new developments or expand existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage ownership of the existing shareholders may be reduced. Existing shareholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders

Risks related to concentration of ownership

Certain of our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders. Certain of our officers, directors and principal stockholders control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all Registrant’s stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

 Our subsidiaries, Hengyi, and Eyre, each owns plots of lands in China; Hengyi owns approximately 25,000 square meters in the city of Kunshan, Jiangsu Province, Erye owns approximately 49,000 square meters in the city of Suzhou, Jiangsu Province

At the end of 2005, the book value of our total assets was US$27,675,074. Erye’s land and buildings, amount to approximately 25% of this book value. Hengyi has less than 10% and Keyuan does not own any land or building.

HENGYI’S PROPERTIES

All properties of Hengyi are located at No. 54, Kunshan City and fourteen of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us. Hengyi solely owns all properties with land title and certificates of building’s ownership. At the end of 2005, there was a US$1,612,000 rollover short-term bank loan which was secured by the company’s land. In 2005, there was no major improvement of the buildings. No other renovation, improvement or development occurred in 2005. All building is fully operated and used by Hengyi. The age of all buildings is over 5 years.

ERYE’S PROPERTIES

All properties of Erye are located at No. 839, Pan Xu Road, Suzhou City and twelve of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us. Erye solely owns all properties with land title and certificates of building’s ownership. At the end of 2005, there was a US$3,000,000 rollover short-term bank loan secured by the company’s land. In 2005, there was one major improvement of one of the buildings and the cost for this improvement was approximately US$300,000. No other renovation, improvement or development occurred in 2005. The improved building done in 2005 is a FDA approved with GMP licensed production building, which is 100% occupant for producing anti-biotic drugs. This building is fully operated and used by Erye. The age of all buildings, other than the building with the new improvement, are over 25 years. Erye’s land is situated at the heart of city and is restricted by government regulation of not allowing any new building development.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR SECURITIES

Our common stock began quotation on the Over-the-Counter Bulletin Board during the fourth quarter of 2005, on December 19, 2005, and is currently quoted under the symbol "CHBP.OB" The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for the fourth quarter of 2005. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
Fourth Quarter Ended December 31, 2005	$1.50	$1.30

 As of March 31, 2006 there were 335 stockholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

In June, 2005, we entered into a June subscription agreement, to which we refer as the Initial Preferred A Subscription Agreement, with each of twenty eight (28) accredited investors, to which we collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price US$1.00 per share convertible at a ratio of 1:1 into shares of our common stock.

Upon the execution of the Initial Preferred A Subscription Agreements, we also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements (“Initial Preferred A Warrants”). The exercise price of the Initial Preferred A Warrants is $2.00 per share of our common stock. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares of our common stock. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issue date of the Initial Preferred A Warrants.

WestPark Capital Inc. ("WestPark") acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 76,500 common stock in consideration of its service as our private placement agent and 76,500 Initial Preferred A Warrants representing the right to purchase up to 76,500 shares of our common stock under the same terms as described in the preceding paragraph.

On October 19, 2005, we entered into a subscription agreement, to which we refer as the Subsequent Preferred A Subscription Agreement (together with the Initial Preferred A Subscription Agreement, the “Preferred A Subscription Agreement”), with each of three (3) accredited investors, to which we collectively refer as the Subsequent Preferred A Subscribers (together with the Initial Preferred A Subscribers, the “Preferred A Subscribers”). Pursuant to the Subsequent Preferred A Subscription Agreement, the Subsequent Preferred A Subscribers received 62,500 shares of our Series A Convertible Preferred Stock.

Upon the execution of the Subsequent Preferred A Subscription Agreement, we also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement (“Subsequent Preferred A Warrants”, and together with the Initial Preferred A Warrants, the “Preferred A Warrants”). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate of 62,500 shares of our common stock.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 5,625 common stock in consideration of its service as our private placement agent and 5,625 warrants representing the right to purchase up to 5,625 shares of our common stock under the same terms as described in the preceding paragraph.

Pursuant to the Preferred A Subscription Agreement, we are required to file with the SEC a registration statement within 120 days, which registers all the shares of common stock to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Preferred A Warrants issued or issuable to the Preferred A Subscribers and WestPark in the private placements. In addition, pursuant to the Preferred A Subscription Agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", “us”, or “the Company”. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OUR BUSINESS

We are a vertically integrated bio-pharmaceutical company focused on developing, manufacturing and distributing innovative drugs in China. Our mission is to maximize investment returns for our shareholders by integrating our strong drug discovery and development strength with manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

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

(1) REVENUE AND REVENUE RECOGNITION.

For fixed-price refundable contracts, we recognize revenue on a milestone basis. Progress payments received/receivables are recognized as revenue only if the specified milestone is achieved and accepted by the customer. Confirmed revenue is not refundable and continued performance of future research and development services related to the milestone are not required. For sale of patented pharmaceutical formulas, the Company recognizes revenue upon delivery of the patented formulas. For sales of final medicines and processed materials, we recognize revenue upon delivery of the goods. The company usually does not offer sales returns or refunds on the products except for some specific circumstances, such as quality problems, which is rare and is difficult to have an accurate estimate.

(2) ACCOUNTS RECEIVABLE.

Our accounts receivable are concentrated in numbers of pharmaceutical manufacturers. We believe that a significant change in the liquidity or financial position of few of our big customers would have a material adverse impact on the collectibility of the Company's accounts receivable. Based upon our historical experience, the delaying of payment caused by customer's unpredicted management or financial trouble is influencing our financial and future operating results.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

We acquired Hengyi on September 30, 2004 and the operating result for the three months ended December 31, 2004 was included in our 10KSB filed on April 15, 2005. For management discussion and comparison purposes, a proforma consolidated statements of income and other comprehensive income for the year ended December 31, 2004 was prepared as if the acquisition was effective January 1, 2004 as presented below:

STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004

	PROFORMA
	2004	2004 10KSB
REVENUES	$8,089,999	3,443,545

COST OF GOOD SOLD	6,332,442	2,432,172

GROSS PROFIT	1,757,557	1,011,373

OPERATING EXPENSES
Research and development expenses	427,999	—
Selling, general and administrative expenses	779,634	545,190
Total Operating Expenses	1,207,633	545,190

INCOME FROM OPERATIONS	549,924	466,183

OTHER INCOME (EXPENSE)
Interest income ( expenses)	(131,805)	(20,328)
Other income (expenses)	71,694	119,573
Total Other Income (expenses)	(60,111)	99,245

INCOME BEFORE INCOME TAXES	489,813	565,428

PROVISION FOR INCOME TAXES	33,246	109,134

INCOME BEFORE MINORITY INTEREST	456,567	456,294

MINORITY INTEREST	105,927	105,654

NET INCOME	350,640	350,640

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(3,361)	(3,361)

COMPREHENSIVE INCOME (LOSS)	$347,279	347,279

Net income per share - basic and diluted	$0.01	0.01

Weighted average number of shares outstanding - basic and diluted	24,358,757	24,358,757

The following is the audited consolidated statements of income and other comprehensive income for the year ended December 31, 2005 and the proforma consolidated statements of income and other comprehensive income for the year ended December 31, 2004 for our discussion and comparison purposes:

STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Audited	Proforma
	2005	2004
REVENUES	$30,948,568	$8,089,999

COST OF GOOD SOLD	24,758,487	6,332,442

GROSS PROFIT	6,190,081	1,757,557

OPERATING EXPENSES
Research and development expenses	1,470,055	427,999
Selling, general and administrative expenses	1,987,352	779,634
Total Operating Expenses	3,457,407	1,207,633

INCOME FROM OPERATIONS	2,732,674	549,924

OTHER INCOME (EXPENSE)
Interest income ( expenses)	(488,904)	(131,805)
Other income (expenses)	(24,129)	71,694
Total Other Income (expenses)	(513,033)	(60,111)

INCOME BEFORE INCOME TAXES	2,219,641	489,813

PROVISION FOR INCOME TAXES	533,414	33,246

INCOME BEFORE MINORITY INTEREST	1,686,227	456,567

MINORITY INTEREST	725,542	105,927

NET INCOME	960,685	350,640

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	159,428	(3,361)

COMPREHENSIVE INCOME (LOSS)	$1,120,113	$347,279

Net income per share - basic and diluted	$0.04	$0.01

Weighted average number of shares outstanding - basic	26,483,640	24,358,757

Weighted average number of shares outstanding - diluted	27,096,558	24,358,757

We acquired Erye in June 2005. The current financial statements of the Company only reflects Erye's profit from June 11, 2005 to December 31, 2005. During the reporting period, our general and administrative costs increased significantly, largely due to transaction costs related to, acquisition of Hengyi and Erye . Auditing expenses, legal expenses and other professional expenses consist of major parts of the general and administration expenses. Some of the costs are one time costs related to acquisitions. However, as we are considering additional acquisitions, transaction costs may occur over different periods in the future.

REVENUE.

Revenue for the twelve months ended on December 31, 2005 was $30,948,568, while the revenue for the twelve months ended December 31, 2004 was $8,089,999, representing approximately 283% increase. We acquired Erye on June 11, 2005. The revenue of Erye for the twelve months ended on December 31, 2005 was $22,218,113. Revenue of Keyuan, Hengyi, and Sintofarm for the twelve months ended on December 31, 2005 was $1,352,918, $5,099,583, and 2,207,954, respectively. During the reporting period revenue generated by Erye had significantly increased the Company’s total revenues.

COST OF GOODS SOLD

Cost of goods sold for the twelve months ended on December 31, 2005 was $24,758,487 as compared to $6,332,442 for the twelve months ended December 31, 2004. Cost of goods sold as a percentage of sales revenues was approximately 80% for the twelve months ended December 31, 2005, as compared to approximately 78% for the twelve months ended December 31, 2004. In 2005, the Company acquired Erye and as a result cost of goods sold as a percentage of sales was marginally increased approximately 2% compared to 2004

GROSS PROFIT.

Gross profit in the twelve months ended on December 31, 2005 amounted at $6,190,081, as compared to $1,757,557 for the twelve months ended December 31, 2004, representing 252% increase. The gross profit margin for the twelve months ended December 31, 2005 was 20% as compared to approximately 22% for the twelve months ended December 31, 2004. Erye’s gross profit margin was 16.61 % for the twelve months ended December 31, 2005. In 2005, the Company’s gross profit increased significantly due to the acquisition of Erye. The decrease in Gross profit margin is mainly due to both Hengyi and Erye's low gross profit margin.

OPERATING EXPENSES

Operating expenses for the twelve months ended December 31, 2005 was $1,987,352 as compared to $779,634 for the twelve months ended December 31, 2004, representing 155% increase. Erye’s operating expenses for the twelve months ended December 31, 2005 was $1,509,677 as compared to $1,705,698 for the twelve months ended 2004. Operating expenses increased significantly in 2005 due to the acquisition of Erye. Auditing expense, legal expenses, and other professional expenses are the main reason for the significant increase in operating expenses due to the acquisition activities. Some of these expenses are one time transactional expenses.

R&D.

R&D cost for the twelve months ended December 31, 2005 was $1,470,055 as compared to $427,999 for the twelve months ended December 31, 2004. R&D cost as a percentage of revenues was approximately 4.75% for the twelve months ended December 31, 2005, as compared to 5.29% for the twelve months ended December 31, 2004. In 2005, the Company’s revenue increased significantly by acquiring Erye but R&D costs in terms of percentage of sales was decreased.

NET INCOME

Net Income for the twelve months ended December 31, 2005 was $960,685 as compared to net income of $350,640 for the twelve months ended December 31, 2004, representing 174% increase. Erye’s net Income for the twelve months ended December 31, 2005 was $1,019,493, as compared to net income of $951,310 for the twelve months ended December 31, 2004. The increase of the net income of the Company is mainly due to the significant increase of revenues from the acquisition of Erye.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve months ended December 31, 2005, net cash used in operating activities was $1,666,383, net cash used in investing activities was $1,236,737, and net cash provided by financing activities was $3,427,506. Cash and cash equivalents as of December 31, 2005 was $1,026,606. This is a unique period for merger and acquisition in China. Currently we do not have sufficient cash for such acquisitions. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In June of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006.

Going forward, our primary requirements for cash consist of: (1) acquisition of additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (2) Continued R&D for more selected new drug projects (3) build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next twelve months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. Their business activities are mainly in China using Chinese Renminbi as the functional currency. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As we rely entirely on revenues earned in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type.

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. At the end of December 31, 2005, the value of the Renminbi to the U.S. dollar was translated at 8.06 RMB to $1.00 USD. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005.

Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal year 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable.

SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position.

In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption.

The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. Reference is made to the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 29, 2005, we filed a Current Report on Form 8-K to report the change in our certifying accountant. Our board of directors authorized the engagement of Moore Stephens Wurth Frazer and Torbet, LLP, Certified Public Accountants and Consultants ("Moore Stephens") as the new independent auditor to audit our financial statements. This appointment replaced Kempisty & Company Certified Public Accountants, PC ("Kempisty") which was dismissed on December 27, 2005 as the independent accountant engaged to audit our financial Statements. Our board of directors authorized the dismissal of Kempisty. Kempisty performed the audit of the Registrant's financial statements for the years ended December 31, 2004 and 2003 and reviewed the Registrant financial statements for the three months ended March 31, 2005 and March 31, 2004, for the three and six months ended June 30, 2005 and June 30, 2004 and for the three and nine months ended September 30, 2005 and September 30, 2004. During this period and the subsequent interim period prior to its dismissal, there were no disagreements with Kempisty on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Kempisty's satisfaction would have caused Kempisty to make reference to this subject matter of the disagreements, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

On March 10, 2005 we filed a Current Report on Form 8-K to report the change in our certifying accountant. Our board of directors authorized the engagement of Kempisty & Company Certified Public Accountants, PC as the new independent auditor to audit our financial statements. This appointment replaced BDO Reanda, Certified Public Accountants ("BDO") as the independent accountant engaged to audit our financial Statements. BDO was dismissed on March 9, 2005 as the principal independent accountant. Our board of directors authorized the dismissal of BDO. During the one month in which BDO was engaged by us, BDO did not issue any reports on the audited financial statements of the Company, and there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to BDO's satisfaction would have caused BDO to make reference to this subject matter of the disagreements, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K.

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

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2005 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the
Exchange Act.

NO CHANGES IN INTERNAL CONTROLS

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company is currently evaluating the viability of the implementation of the Tianyin purchase agreement and the Company will make a final determination after consulting with management of Tianyin.

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

NAME	AGE	POSITION	DATE OF APPOINTMENT
Mao, Peng	34	Chief Executive Officers and Chairman of the Board	August 28, 2004
AN, Lufan	40	Director, President and Chief Operation Officers	August 28, 2004
ZHANG, Luyong	43	Chief Technology Officer	August 28, 2004
LIU ,Xiaohao	41	Director and Senior Vice President,	August 28, 2004
HUANG, Chentai	56	Chief Financial Officer	August 28, 2004
Stephen E. Globus	58	Director	August 28, 2004

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

MAO, Peng MBA
Age 34. MAO Peng is the Chairman and Chief Executive Officer (CEO) as well as a major shareholder of the Company. Before that, Mr. Mao was the CEO of China Pharmaceuticals Investment Fund Ltd. and managed its investments in the pharmaceutical industry in China. Mr. Mao was also a co-founder and the President of Infogroup Investment Corp., a Canadian company specializing in corporate finance and investment management, and Infogroup Management Consultant Ltd. Canada as well as the CEO of the Shandong China Life S.T. Research Institute. He has extensive connections and experience in the pharmaceutical industry. Mr. Mao graduated from Shandong University in 1993 with a B.A. degree in Marketing and graduated in 1997, with an MBA degree from the Lundquist College of Business at the University of Oregon.

AN, Lufan, Ph.D.
Age 40. AN Lufan is the President and Chief Operation Officer (COO) and a major shareholder of the Company. Mr. An also serves as CEO of Nanjing Keyuan. He served as the CEO of Shandon Tungtai Pharmaceutical Technology Corp. Prior to that, Mr. An served as head of the New Drugs Development Center of Nanjing Keyuan Pharmaceutical Technology Corp. He has extensive experience in new drug R&D and commercialization of new drugs and has been involved in the development of about thirty-two new drugs and published fifteen related articles in national and international professional journals. Mr. An graduated from Jining Medical College in 1985 with a B.S. degree in Medicine and acquired his Ph.D. degree in Pharmacology from China Pharmaceutical University in 1991.

ZHANG, Luyong, Ph.D.
Age 43. Zhang, Luyong is the Chief Technology Officer (CTO) and a major shareholder of the Company. He was a founder and head of Xinzhung New Drugs R&D Center and is still the Deputy Director of the Technology Department of China Pharmaceutical University. Between 2000 and 2002, Mr. Zhang was the head of the Department of New Drug Examination in SFDA. Given his strong academic background and R&D capabilities in the pharmaceutical field, Mr. Zhang was invited to run many state research projects as well as projects in the private sector. For example, he was in charge of a project called the National Laboratory of New Drugs Screening. The remarkable results of the project have provided a research platform for the future discovery of new drugs. As a result, the Lab has been approved and certified by the Ministry of Technology and become the first National Class Laboratory in China. Furthermore, Mr. Zhang founded Jiangsu New Drugs Screening Center with funding from the Jiangsu Provincial government. Other government funded projects that Mr. Zhang supervised include: National 863 Project "Establishing New Type of High Through-Put Drug Screening Model", "National 863 Project" Establishing the Platform for High Through-Put Screening Techniques", "R&D for 1st Class TCM of Teng Huang Suan" and "R&D for 1st Class TCM of Hong Hua Huang Ser Su". Mr. Zhang graduated from China Pharmaceutical University in 1983 with a B.S. degree in Pharmacology and obtained his PhD in Pharmacology from China Pharmaceutical University in 1989. He currently holds a professorship at China Pharmaceutical University. He is also a consultant to the National New Drugs Examination Committee of SFDA.

LIU, Xiaohao, M.S.
Age 41. Liu Xiaohao, our Senior Vice President and a major shareholder of the Company, heads the sales operations of the Company. Mr. Liu has accumulated extensive experience and gathered strong track record in drug sales and marketing and has gained broad recognition and high esteem in the industry. Prior to joining the Company, Mr. Liu held several top marketing and sales positions in some of the most successful companies in the industry. He was especially invited by the management and shareholders of the Company to become a shareholder of the Company to head the Company's sales and marketing department. He is a major asset for the Company's future growth. Before joining the Company, Mr. Liu served as the vice general manager in Shanghai Fuxin Pharmaceutical Corp.("Fuxin"), the largest and one of the most successful generic drug manufacturers in China and a major part of the Fuxin group listed on the Shanghai Stock Exchange. He was responsible for Fuxin's Sales Department and built up a strong sales team in less than 6 months, achieving major sales growth for Fuxin. Prior to Fuxin, he worked at Shengzhen Haiwang Pharmaceutical Corp. as Project Manager and Sales Manager. He developed, licensed and then put in production "Tai-Rui-Ning", a product for pediatric use. Mr. Liu also worked in Nanjing Tian-Ying Pharmaceutical Corp. and served as Vice General Manager in charge of Sales Department. He built up a top special sales team from the scratch and his team contributed at least 50% of that company's total sales and profits. Prior to that, Mr. Liu worked in Jiangsu Chang Ao Pharmaceutical Corp. as Marketing Director. He was in charge of the sales and marketing department in three provinces responsible for planning and marketing major products of the company and turned those products into market leaders in a very short period of time and received "Excellent Management Award" from the company for his achievements. Prior to that, Mr. Liu worked for Jiangsu Xuzhou Pharmaceutical Corp. as Vice General Manager in charge of the Marketing Department. He was responsible for planning, marketing and sales promotions, organized the first "National Forum on Narcotics and Intensive Care" and chaired many seminars on various topics. He graduated from the SFDA Graduate Research Program with a M.S. in Pharmaceutical Administration in 2002 and from China Pharmaceutical University with M.S. degree in Pharmacology in 1986.

HUANG Chentai, MBA
Age 56. Huang, Chentai is the CFO charge of Corporate Development of the Company. Mr. Huang has over twenty years of business related working experience in both North America and Asia. Mr. Huang has been engaged in numerous public offerings and M&A transactions in Singapore, Taiwan and China. He was Co-founder and Director of Infogroup Investment Corporation, Canada. Mr. Huang graduated from Missouri State University with an MBA degree in 1979 and graduated from Taiwan Tamkang University with a B.A. degree in Business Administration in 1971.

Stephen E. Globus
Age 58. Stephen Globus was the Chairman of Globus Growth Group, a company that specialized in venture capital for technology companies. Globus Growth Group was the first or early investor in both biotechnology and technology companies. It was the seed and initial investors to Plasmaco, a USA developer of Plasma Television where Mr. Globus was Chairman and subsequently sold Plasmaco to Matsushita (Panasonic) where he served on one of its Board of Directors. Globus Growth Group was also among the initial investors in Genitope (GTOP), a San Francisco area biotechnology company that is utilizing novel immuno-therapies for the treatment of B-cell Non-Hodgkin's Lymphoma. Globus Growth Group also started Proscure, a Boston based Biotechnology company that was purchased by Repligen (RGEN) and ExSar, a private company involved in drug discovery through the protein/peptide mapping. Among the other portfolio early investments were also Energy Research Company (now FuelCell Energy, FCEL) and Kimeragen, a gene modification company, that was sold to Valigen, a French biotechnology company. Mr. Globus mainly resides in New York City.

AUDIT COMMITTEE

The Company does not have an audit committee and is in search of qualifies candidates to form such committee.

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley  Act of 2002 and  related SEC rules,  we have  adopted a Code of Business Ethics and Conduct,  or Code of Ethics.  Our Code of Ethics can be viewed on our corporate website, www.cbioinc.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

     o    honest and ethical  conduct,  including the ethical handling of actual or apparent  conflicts of interest  between  personal and professional relationships;

     o    full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;

     o    compliance with applicable governmental laws, rules and regulations;

     o    the prompt  internal  reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

     o    accountability for adherence to our Code of Ethics.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10% stockholders are also required by SEC rules to furnish us with copies of all such forms they file.

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2005, all executive officers, directors and over 10% stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers and our independent director during the periods described below:

NAME AND PRINCIPAL POSITION	ANNUAL COMPENSATION				LONG TERM COMPENSATION		All OTHER (3) COMPENSATION
	YEAR	SALARY($)	BONUS($)	OTHER ANNUAL COMPENSATION	AWARDS	PAYOUTS
					SECURITIES UNDERLYING OPTIONS(#)
Mao, Peng CHAIMAN AND CEO	2003	0	0	0	0	0	0
	2004	15,000	0	0	0	0	0
	2005	15,000	0	0	0(1)	0	0
AN, Lufan DIRECTOR, PRESIDENTAND COO	2003	0	0	0	0	0	0
	2004	15,000	0	0	0	0	0
	2005	15,000	0	0	0(1)	0	0
ZHANG, Luyong CTO	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
LIU ,Xiaohao DIRECTOR, VICE PRESIDENT	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
HUANG, Chentai CFO	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
Stephen E. Globus DIRECTOR (2)	2003	0	0	0	0	0	0
	2004	0	0	0	0	0	0
	2005	0	0	0	0	0	0

(1)
In August 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to us. The employment agreements provide, each, for the grant of options to purchase shares of our common stock pursuant to the stock option plan to be adopted by us (“Stock Option Plan”). These options are to be awarded in four quarterly installments on each three-month anniversary after August 29, 2004. The exercise price for each option granted to the executive officer shall be $1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. The executive officer's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and the executive officer shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of his full-time employment with us

(2)
We shall promptly pay or reimburse Mr. Stephen E. Globus as our director for all reasonable out-of-pocket expenses  (in accordance with our policy) incurred or paid by him, in an amount not to exceed US$50,000, in connection with the performance of his services (including, without limitation, travel expenses) upon presentation of expense statements or vouchers or such other supporting documentation in such form and containing such information as we may from time to time require

(3)
We have omitted information on “perks” and other personal; benefits because the aggregate value of these items, if any, does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

There were no options exercised during the 2005 fiscal year.

DIRECTOR COMPENSATION

None of our directors has received any compensation for their services rendered as our directors during fiscal years 2004 and 2005.

EMPLOYMENT AGREEMENTS

In August 2004, we entered into respective employment agreements with our top executive officers to secure their commitment to continued service to us.

MAO Peng’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for a salary of $15,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004, in accordance with the terms and conditions of Stock Option Plan and any other stock option agreement entered into by Mr. Mao and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Mao shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Mao’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Mao shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of full-time employment with us.

HUANG Chentai’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $12,500 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. Huang and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Huang shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Huang’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Huang shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of full-time employment with us.

AN Lufan’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $15,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. An and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. An shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. An’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. An shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with us.

LIU Xiaohao’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $12,500 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. Liu and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Liu shall be US$1.5. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Liu’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Liu shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with us.

Zhang Luyong’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $12,500 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. Zhang and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Zhang shall be US$1.5. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Zhang’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Zhang shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise subject to community property laws where applicable.

As of March 31, 2006, we had a total of  36,848,399 shares of common stock issued and outstanding, which are our only issued and outstanding voting equity securities .

The following table sets forth, as of March 31, 2006, (a) the names of each beneficial owner of more than five per cent (5%) of our common stock and preferred stock known to us, and the amount and percentage of such ownership; (b) the names and addresses of each director and executive officer that owns more than five per cent (5%) of our common stock and preferred stock, and the amount and percentage of such ownership, by each person and by all of our directors and executive officers as a group. Except as otherwise indicated, the addresses of each of the person below is c/o China Biopharmaceuticals Holdings, Inc., Suite 1601, Building A, Jinshan Tower No. 8, Shan Xi Road, Nanjing, Jiangsu, China.

Name	Positions Held	Shares Owned	Percentage
GCE Property Holdings, Inc. Address: c/o Bryan Cave LLP, 1290 Avenue of the Americas, New York, NY 10104	Shareholder	2,000,000	5.4%
QVT Fund LP Address: 527 Madison Avenue, 8th Floor, New York, NY 10022	Shareholder	1,980,198	5.4%
Vision Opportunity Master Fund, LTD Address: 317 Madison Ave, Suite 1220, New York, NY 10017	Shareholder	1,980,198	5.4%
Mao Peng	Director, Chairman of Board Chief Executive Officer	3,432,986	9.3%
AN Lufan	Director, President Chief Operating Officer	3,036,848	8.2%
LIU Xiaohao	Director, Vice President,	2,425,992	6.7%
HUANG Chentai	Chief Financial Officer	400,000	1.1%
Stephen E. Globus Address: 44 West 24th st., New York, NY 10010	Director	485,714	1.3%
ZHANG Luyong	Chief Technology Officer	200,000	0.5%
Directors and officers as a group		9,981,540	27.1%
Total:		15,941,936	43.3%

(1) The shares of common stock contributed to GCE Property Holdings, Inc. include (i) 1,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of the warrants held by GCE Property Holdings, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Our predecessor company, Globus Growth, was founded by Stephen E. Globus, who is currently one of our directors.

Certain family members of Stephen E.Globus, our director, have participated in the Initial Preferred A Private Place with a total investment of $170,000. SRG Capital Partnership, a company controlled by Richard D. Globus, purchased $50,000 Series A Preferred Stock in the Initial Preferred A Private Placement. Richard D. Globus is Stephen E Globus' brother.

In December 2005, certain family members of Stephen E.Globus, our director, purchased the Convertible Notes from certain Notes holders in the aggregated amount of $210,000. All of these Convertible Notes purchased by these family members were  converted into our common shares.

In March 2006, certain family members of Stephen E. Globus, our director, purchased our common stock in the private placement in the aggregate amount of $100,000.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated June 24, 2004, by and between Globus Growth Group, Inc. and China Biopharmaceuticals Holdings, Inc. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

3.1	Amendment and Restatement of Articles of Incorporation of CHINA BIOPHARMACEUTICALS HOLDINGS, INC. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

3.2	Bylaws of CHINA BIOPHARMACEUTICALS HOLDINGS, INC. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

4.1.	Form of warrant issued on December 31, 2004, (incorporated by reference to Exhibit 10.1 of Form SB-2, filed with the SEC on March 24, 2006)

4.2.	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of Form SB-2, filed with the SEC on March 24, 2006)

4.3.	Form of warrant issued in June, 2005 (incorporated by reference to Exhibit 10.4 of Form SB-2, filed with the SEC on March 24, 2006)

4.4.
Form of Subscription Agreement between the Company and the Subscribers relating to the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 of Form SB-2, filed with the SEC on March 24, 2006)

4.5.
Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $1.0 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company’s Currently Report on Form 8-K/A, filed with the SEC on February 8, 2006).

4.6.
Form of Registration Rights Agreement in connection with the private placement of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed with the SEC on February 8, 2006.

4.7.	Form of warrant issued on February 2, 2006 (incorporated by reference to Exhibit 4.3 of the Company’s Currently Report on Form 8-K, filed with the SEC on February 8, 2006)

4.8.
Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $6.9 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company’s Currently Report on Form 8-K, filed with the SEC on March 14, 2006).

4.9.
Form of Registration Rights Agreement in connection with the private placement of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 14, 2006).

4.10.	Form of warrant issued on March 10, 2006 (incorporated by reference to exhibit 4.3 of the Company’s Currently Report on Form 8-K, filed with the SEC on March 14, 2006)+

10.1	Employment Agreement with MAO Peng dated August 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.2	Employment Agreement with HUANG Chentai dated August 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.3	Employment Agreement with AN Lufan dated August 29, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.4	Employment Agreement with LIU Xiaohao dated August 29, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.5	Employment Agreement with Zhang, Lu Yong dated August 29, 2004 (incorporated by reference to Exhibit 10.5 to Form 10-KSB, filed with the SEC on April 14, 2005)

10.6	Cooperation Agreement between our company and China Pharmaceutical University dated August 26, 2004 (incorporated by reference to Exhibit 10.6 to Form 10-KSB, filed with the SEC on April 14, 2005)

10.7
Restated Amendment to a Share Purchase Agreement by and among Zhu Gang, Zhou Fuying and China Biopharmaceuticals Holdings, Inc. dated as of December 31, 2004 (incorporated by reference to the current report on Form 8K/A, filed with the SEC on April 14, 2005)

10.8
Purchase Agreement between the Registrant and the shareholders of Erye represented by Mr. Shi Mingsheng dated as of June 11, 2005 (incorporated by reference to the current report on Form 8K/A, filed with the SEC on June 14, 2005)

10.9
Agreement between China Biopharmaceuticals Corporation and 4 shareholders of Tianyin including and represented by Mr. Jiang Guoqing dated as of December 31, 2005 (incorporated by reference to the current report on Form 8K, filed with the SEC on January 5, 2006)

16.2	Letter from Weinberg & Company, P.A., on Change in Certifying Accountant (incorporated by reference to the current report on Form 8K, filed with the SEC on February 10, 2005)

16.3	Letter from BDO Reanda, Certified Public Accountants on Change in Certifying Accountant (incorporated by reference to the current report on Form 8K, filed with the SEC on March 10, 2005)

16.4
Letter from Kempsty & Company Certified Public Accountants, PC, Certified Public Accountants on Change in Certifying Accountants (incorporated by reference to the current report on Form 8-K, filed with the SEC on December 29, 2005)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP, Certified Accountants and Consultants *

31.1	Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* Filed herewith

** Furnished herewith

+ Management contract or compensation Plan

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEE

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

2005	$ 40,000	- Moore Stephens Wurth Frazer and Torbet, LLP

2005:	$ 102,184	- Kempisty & Company
Certified Public Accountants, PC

2005:	$ 22,000	- BDO Reanda

2004:	$ 40,000	- Kempisty & Company
Certified Public Accountants, PC

2004:	$ 90,000	- Weinberg & Company, P.A.

2004:	$ 39,260	- Eisner, LLP

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services including fees relating to our tax compliance, tax planning and tax return preparation for the years ended 2004 and 2005 provided by the principal accountant other than the services reported in paragraph (1) were approximately:

2005	$0	- Moore Stephens Wurth Frazer and Torbet, LLP

2005:	$5,000	- Kempisty & Company
		Certified Public Accountants, PC

2005:	$0	- BDO Reanda

2004:	$0	- Kempisty & Company
		Certified Public Accountants, PC

2004:	$0	- Weinberg & Company, P.A.

2004:	$0	-Eisner, LLP

AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

The Company does not have an audit committee and is in search of qualifies candidates to form such committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

By:	/s/ MAO Peng
MAO Peng
Chairman and Chief Executive Officer
Date: April 17, 2006

Signature	Title	Date

/s/ MAO Peng	Chairman and Chief Executive	April 17, 2006
MAO Peng	Officer

/s/ HUANG Chentai	Chief Financial Officer	April 17, 2006
HUANG Chentai	(Principal Financial and Accounting Officer)

/s/ AN Lufan	Director and President	April 17, 2006
AN Lufan

/s/ LIU Xiaohao	Director and Vice President	April 17, 2006
LIU Xiaohao

/s/ Stephen E. Globus	Director	April 17, 2006
Stephen E. Globus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
China Biopharmaceuticals Holdings, Inc. and subsidiaries
(Formerly Globus Growth Group Inc.)

We have audited the accompanying consolidated balance sheet of China Biopharmaceuticals Holdings, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of China Biopharmaceuticals Holdings, Inc. and subsidiaries as of December 31, 2004 in accompanying financial statements was audited by other auditors whose report dated April 14, 2005 expressed an unqualified opinion on that statement.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Biopharmaceuticals Holdings, Inc. and subsidiaries at December 31, 2005 and the results of its' operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
April 12, 2006

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

2005
CURRENT ASSETS:
Cash	$1,026,606
Accounts receivable, trade, net of allowance for doubtful accounts
of $525,391 as of December 31, 2005	4,929,659
Other receivables	262,956
Other receivables - related parties	856,754
Advances to suppliers	864,944
Prepaid expenses	21,101
Inventories	4,782,860
Total current assets	12,744,880

PLANT AND EQUIPMENT, net	5,699,211

OTHER ASSETS:
Intangible asset, net	6,835,759
Restricted cash	1,329,280
Other assets	11,944
Total other assets	8,176,983

Total assets	$26,621,074

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,408,055
Accounts payable - related parties	240,857
Short-term loans	3,955,600
Other payables	663,874
Other payables - related parties	198,156
Investment payable to Erye's original shareholders	430,000
Customer deposits	743,206
Notes payable	2,356,000
Short-term convertible notes payable	425,000
Taxes payable	983,107
Dividends payable	186,000
Other accrued liabilities	286,979
Total current liabilities	15,876,834

LONG TERM LIABILITIES:
Long term debt	601,369
Long term debt - related parties	415,733
Total long term liabilities	1,017,102

Total liabilities	16,893,936

MINORITY INTEREST	4,458,414

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
1,152,500 shares Issued and outstanding as of December 31, 2005	11,525
Common stock, $0.01 par value, 200,000,000 shares authorized;
28,616,716 shares issued and outstanding as of December 31, 2005	286,167
Paid-in capital	3,572,207
Capital receivable	(252,471)
Statutory reserves	444,623
Deferred compensation	(24,000)
Retained earnings	1,074,584
Accumulated other comprehensive income	156,089
Total shareholders' equity	5,268,724

Total liabilities and shareholders' equity	$26,621,074

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year ended December 31
	2005	2004
REVENUES	$30,948,568	$3,443,545

COST OF GOOD SOLD	24,758,487	2,432,172

GROSS PROFIT	6,190,081	1,011,373

OPERATING EXPENSES
Research and development expenses	1,470,055	427,999
Selling, general and administrative expenses	1,987,352	117,191
Total operating expenses	3,457,407	545,190

INCOME FROM OPERATIONS	2,732,674	466,183

OTHER INCOME (EXPENSE)
Interest income ( expenses)	(488,904)	(20,328)
Other income (expenses)	(24,129)	119,573
Total other income (expenses)	(513,033)	99,245

INCOME BEFORE INCOME TAXES	2,219,641	565,428

PROVISION FOR INCOME TAXES	533,414	109,134

INCOME BEFORE MINORITY INTEREST	1,686,227	456,294

MINORITY INTEREST	725,542	105,654

NET INCOME	960,685	350,640

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	159,428	(3,361)

COMPREHENSIVE INCOME (LOSS)	$1,120,113	$347,279

NET INCOME PER SHARE - BASIC AND DILUTED	$0.04	$0.01

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC	26,483,640	24,358,757

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED	27,096,558	24,358,757

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

									Accumulated
							Unappropriated		Other
	Number of	Common	Preferred	Paid-in	Capital	Deferred	Retained	Statutory	Comprehensive
	Shares	Stock	Stock	Capital	Receivable	Compensation	Earnings	Reserves	Income (Loss)	Totals
BALANCE, December 31, 2003, Audited	23,158,757	$231,588	$—	$183,601	$—	$—	150,493	$—	$22	$565,704
Shares issued for Hengyi acquisition	1,200,000	12,000	—	1,180,000	—	—				1,192,000
Net income							408,029			408,029
Statutory reserves							(60,750)	60,750		—
Foreign currency translation adjustments									(3,361)	(3,361)
BALANCE, December 31, 2004, Audited	24,358,757	243,588	—	1,363,601	—	—	497,772	60,750	(3,339)	2,162,372
Shares issued for Erye acquisition	3,300,000	33,000		1,617,000	—	—				1,650,000
Adjustment for shares issued for Hengyi acquisition				(667,974)	—	—				(667,974)
Common shares issued for lab use right	300,000	3,000		27,000						30,000
Common shares issued for services	657,959	6,579		233,136	—	—				239,715
Capital receivable					(252,471)	—				(252,471)
Deferred compensation						(24,000)				(24,000)
Preferred shares issued	1,152,500		11,525	999,444	—	—				1,010,969
Net income							960,685			960,685
Statutory reserves							(383,873)	383,873		—
Foreign currency translation adjustments									159,428	159,428
BALANCE, December 31, 2005, Audited	29,769,216	$286,167	$11,525	$3,572,207	$(252,471)	$(24,000)	$1,074,584	$444,623	$156,089	$5,268,724

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$960,685	$350,640
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	533,549	41,850
Minority interest	725,542	105,654
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	171,758	(4,031,764)
Other receivables and prepayments	(333,509)	60,772
Other receivables - related parties	(1,014,621)	—
Advances to suppliers	(936,406)	—
Inventories	(3,582,215)	(1,472,000)
Restricted cash	(1,329,280)	—
Increase (decrease) in liabilities:
Accounts payable	2,382,038	3,149,807
Accounts payable - related parties	260,757	—
Other payables and accrued liabilities	(303,173)	870,659
Other payables - related parties	(177,182)	40,332
Customer deposits	804,610	561,050
Taxes payable	612,971	416,915
Deferred revenue	(441,907)	—
Deferred tax liabilities	—	(32,889)
Net cash provided by (used in )operating activities	(1,666,383)	61,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	—	(1,759,592)
Business acquisitions - cash acquired (paid)	(800,000)	425,396
Purchase of property and equipment	(436,737)	—
Net cash used in investing activities	(1,236,737)	(1,334,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,010,969	—
Proceeds (payments) on loans payable	2,585,767	1,655,289
Proceeds from short-term convertible notes	425,000	—
Proceeds from long-term debts - related parties	537,162	—
Increase in minority interest	(1,050,845)	—
Distributions to minority interest holders	(80,547)	—
Net cash provided by financing activities	3,427,506	1,655,289

EFFECT OF EXCHANGE RATE ON CASH	35,185	(3,361)

INCREASE IN CASH	559,571	378,758

CASH, beginning of year	467,035	88,277

CASH, end of year	$1,026,606	$467,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$—	$—

Cash paid for interest expense	$347,729	$37,710

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, were originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into CBH, its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. Effective August 28, 2004, CBH completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its then only operating subsidiary and asset, NanJing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. Nanjing Keyuan Pharmaceutical R&D Co., Ltd. was established in March 2000 in Nanjing City of Jiangsu Province, China.

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments. The detail information of accounting for this transaction is disclosed on Note 15 - Business Combinations.

On June 11, 2005, we signed a purchase agreement, which was amended on August 3, 2005 under which, we acquired approximately 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $0.50 per share or $1,650,000. Out of the $3,000,000 to be paid in cash, $2,200,000 will be contributed to the acquired Erye for working capital and/or expansion purposes. The detail information of accounting for this transaction is disclosed on Note 15 - Business Combinations.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, the Company is to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. We are currently evaluating the viability of the implementation of the Tainyin purchase agreement and will make final determination after consulting with management of Tianyin. Since this transaction has been in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion, the financial statements of Tianyin were not included in the consolidated financial statements for the year ended December 31, 2005. The detail information of this transaction is disclosed on Note 17 - Subsequent events.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS , (continued)

The principle activities of the Company in Mainland China (“China” or “PRC”) are research, manufacture and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines. The principle activities are in China only.

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

Since the Tianyin’s transaction has been in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion, the financial statements of Tianyin were not included in the consolidated financial statements for the year ended December 31, 2005.

On August 4, 2004, the Company declared that the majority stockholders of Globus executed a written consent providing a merger (the “Merger”) of Globus with and into its wholly owned subsidiary, CBH. On July 3, 2004, an Agreement and Plan of Merger (the Merger Agreement) was signed by and between Globus and CBH. The Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, whereby Globus would be merged with and into CBH. The separate corporate existence of Globus ceased and CBH continued as the surviving corporation of the merger. In the Merger, all issued and outstanding shares of Globus were converted into shares of common stock of CBH on the basis of seven for five (7 for 5).

Certain amounts in the prior year have been reclassified to confirm to current year’s presentation.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES,(continued)

Land Use Rights

According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over their respective estimated useful lives. Estimated useful lives are as follows.

Equipment and machinery	5 years
Motor vehicles	5 years
Furniture and fixtures	5 years
Buildings	20 years
Land use right	50 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company also re-evaluated the periods of amortization to determine whether subsequent events and circumstances are warrant revised estimate of useful lives.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investment purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES,(continued)

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

Research costs of pharmaceutical formulas held for sale are capitalized whereas the development cost are expensed until the project attains technical feasibility (i.e. obtained official approval for clinical trials), and then such development costs are capitalized.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2005 amounted to $979,979 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature.

Revenue and Revenue Recognition

For fixed-price refundable new drug contracts, the Company recognizes revenue on a milestone basis. Progress payments received/receivables are recognized as revenue only if the specified milestone is achieved and accepted by the customer, the payment is not refundable and continued performance of future research and development services related to the milestone are not required.
For sales of patented pharmaceutical formulas, the Company recognizes revenue upon the delivery of the patented formulas.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income Taxes

Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

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

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s Chinese subsidiaries’ financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign Currency Translation, (continued)

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $156,089 and $(3,361) as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB for the year ended December 31, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “earnings Per Share” (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.

During 2005, the Company issued 1,152,500 shares of Series A convertible preferred stock, which bear no dividends. This preferred stocks is convertible to common stock at a ratio of 1:1. As a result, the convertible preferred stock has no dilution effects on the net income for calculating diluted EPS. The Company computed the Diluted EPS due to the dilution effect of the number of shares of the convertible preferred stock. Income per common share calculation for the year ended December 31, 2004 reflects the retroactive restatement of the shareholders’ equity section to reflect the recapitalization of the Company as of August 28, 2004. The number of shares used in computing diluted earnings per share for the years ended December 31, 2005 and 2004 each amounted to 27,096,558, which included 612,918 weighted averaged number of convertible preferred stock, and 24,358,757, respectively. The number of shares used in computing basic earnings per share for the years ended December 31, 2005 and 2004 were 26,483,640 and 24,358,757, respectively. Basic and diluted earnings per share as of December 31, 2005 and 2004 amounted to $0.04 and $0.01, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in

SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal year 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position.

In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption.

The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid amounted to $347,729 and $37,710 for the years ended December 31, 2005 and 2004, respectively.

No income tax payments were paid for the years ended December 31, 2005 and 2004.

During 2005, the Company issued 657,959 shares of common stock for services. The fair market value of the services received was $239,715.

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University for the use of lab use right.

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of December 31, 2005:

Accounts receivable	$5,455,050
Allowance for doubtful accounts	(525,391)
Accounts receivable, net	$4,929,659

For the twelve months ended December 31, 2005, the Company recognized doubtful accounts receivable of $525,391 relating to sales. The Company recognized doubtful accounts receivable of $277,702 relating to sales record in 2005 and $247,689 relating to sales record in 2004. During 2005 certain customers experienced deteriorating financial condition which resulted in non-payment of accounts receivable. However the Company continues to pursue payment, due to the uncertainty of collection, the Company recorded a bad debt allowance for the accounts.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-  INVENTORIES

Inventories consisted of the following at December 31, 2005:

2005
Raw Materials	$1,208,932
Packaging Suppliers	140,373
Sundry Suppliers	9,218
Work in Process	971,028
Finished Goods	2,453,310
$4,782,860

Note 6- PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2005:

	2005
Plant	$3,567,800
Office Equipment	132,494
Machinery	6,155,928
Automobiles	156,192
Total Plant & Equipment		10,012,413
Less: Accumulated Depreciation		4,313,202
		$5,699,211

Depreciation expense for the years ended December 31, 2005 and 2004 was $ 421,613 and $34,571, respectively.

Note 7- OTHER ASSETS

Intangible Assets - Land use rights

		2005
Hengyi	Cost of land use right	1,512,969
	Less: Accumulated amortization	(93,459)
		1,419,510

Erye	Cost of land use right	5,737,354
	Less: Accumulated amortization	(321,105)
		5,416,249

Total intangible assets, net		6,835,759

Amortization expense for the years ended December 31, 2005 and 2004 was $111,935 and $7,279, respectively.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- OTHER ASSETS, (continued)

Restricted Cash

Restricted cash represents cash required to be deposited to bank but subject to withdrawal with restrictions according to the agreement with bank. The following list the depositors, the amount and names of the bank:

Depositor	Name of Bank	Amount

Hengyi	Taicang Chengxiang Bank	$151,280

Erye	Hua Xia Bank, Suzhou	1,178,000.

Total		$1,329,280.

Note 8- RELATED PARTIES TRANSACTIONS

List of transactions of the Company’s subsidiaries with related parties during 2005:

Subsidiaries	Related Party	Description of Relation	Transaction	Amount of Transaction

Erye	Erye Jingmao	Company owned by shareholders of Erye	Purchase goods from Erye	$1,522,457

Erye	Erye Jingmao	Company owned by shareholders of Erye	Acquired assets from Erye	1,810,958

Erye	Erye Jingmao	Company owned by shareholders of Erye	Assumed debt from Erye	2,226,690

Erye	Hainan Kaiye	Company owned by shareholders of Erye	Erye purchase raw material from Hainan Kaiye	891,171

Hengyi	Shareholders of Hengyi		Purchase goods from Hengyi	562,480

Sintofarm	Shareholder of Sintofarm		Advance to Shareholder	60,574

CBC	BVI holding Co	Shareholder of CBH	Advance to Shareholder	42,461

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8- RELATED PARTIES TRANSACTIONS, (continued)

Other Receivables - Related Parties

Subsidiary	Amount	Due From

Erye	$152,520	Erye Jingmao -
Hengyi	601,199	Shareholder of Hengyi
Sintofarm	60,574	Shareholder of Sintofarm
CBC	42,461	Advance to Shareholders
Total	$856,754

As of December 31,2005, total receivables due from related parties was $856,754

Accounts Payable - Related Parties

Subsidiary	Amount	Due to	Nature

Erye	$240,857	Hainan Kaiye	Purchase

As of December 31, 2005, the Company’s subsidiary Erye had remaining outstanding payables to Hainan Kaiye Pharmaceutical Distribution & Supply Company (“Kaiye”) in the amount of $240,857.

Other Payable - Related Parties

Subsidiary	Amount	Due to	Nature

Erye and Hengyi	$198,156	Erye Jiangmao, Suzhou Wanqing	Purchase and sales

Long Term Debt - Related Parties

Subsidiary	Amount	Due to	Nature
Eryi	$415,733	Erye Jingmao	Merger transaction

As of December 31, 2005, the Company’s subsidiary Erye had an outstanding payable to Erye Jiangmao Limited (“Jiangmao”) in the amount of $415,732. Jiangmao acquired Erye’s assets of $1,810,958 and assumed Erye’s debt of $2,226,690. Net debt of $415,732 was assumed by Jiangmao.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- PAYABLES

Notes Payable - $ 2,356,000

The Company’s subsidiary Erye has $2,356,000 of notes payable to Erye’s vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

Convertible notes payable - $425,000

In January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are three year warrants that allow the holder to purchase shares of common stock at $1.50 per share. In September, 2005, all of the Notes Subscribers have agreed to extend the maturity date of the Notes until December 31, 2005. The balance amount of $425,000 was outstanding as of December 31, 2005. In January, 2006, all of the Notes have been either converted into shares or have been redeemed.

Investment Payable to Erye’s original shareholders

The amount of $430,000 was due to shareholders of Erye which represents the remaining amount due for the acquisition of Erye. The total amount of $430,000 investment payable is interest free and has been paid in April 2006.

Dividends Payable

Subsidiary	Amount	Due to	Nature

Erye	$186,000	Erye shareholders	Dividends

In December 2005, the Board of Erye announced to pay dividends for a total amount of $186,000 which has been approved by the Company’s Board of Directors.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye and approximately 76% ownership interest in Hengyi; while Hengyi controls 50% ownership interest of Sintofarm. The Company’s wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan.

	Equity of the	Ownership		Minority
	Subsidiaries	in		Interest in
	as of	Subsidiaries		Subsidiaries
Subsidiary	December 31, 2005	Percentage	Amount	Percentage	Amount
Erye	$3,449,936	51.00%	$800,041	49.00%	$2,649,895
Keyuan	1,133,474	90.00%	1,042,065	10.00%	91,409
Hengyi	3,501,651	75.76%	2,652,851	24.24%	848,800
Sintofarm	1,736,617	50.00%	868,308	50.00%	868,309
Total	$9,821,678		$5,363,265		$4,458,414

Note 11- STATUTORY RESERVES

According to Chinese Corporation Law, a company incorporated in China is requested to contribute an amount of no less then 15% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee’s benefits. The following list the provision of statutory reserve for 2004 and 2005,

Year	Amount

2004	$60,750
2005	383,873
Total	$444,623

Note 12-  INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2005, of the Company’s subsidiaries, Hengyi, Keyuan, Sintofarm were exempt from CIT, while Erye was subject to a 33% income tax rate. Erye will be granted income tax exemption for two years commencing from January 1, 2006.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-  INCOME TAXES, (continued)

Corporation Income Tax (CIT) , (continued)

Income tax expense for the years ended December 31, 2005 and 2004 are summarized as follows:

CIT	2005	2004

Current	$533,414	$109,134
Deferred	—	—
Total	$533,414	$109,134

According to China’s income tax law, company income tax is due to the State Tax Bureau monthly or quarterly. Subsidiaries of the Company paid its income tax by quarter. Before every 15th day of pay month, subsidiaries pay its income tax base on its quarterly net profit. Since income tax rate, with income tax preference or not, is a flat rate in China, that there is no need for income tax reconciliation to practice in China.

The Company’s controlling operating subsidiaries are all operated in China. According to the Chinese Joint Venture Business Law, those subsidiaries, been registered and incorporated with the status of Sino-foreign joint venture companies, are subject to a two-year-exemption-and-three-year-halved income tax preference treatment, which commonly commencing from the first year of establish of the joint venture or the approval date of income tax preference application.

The following list depicts the tax preference rate applicable to the subsidiaries and the applicable years:

	Income Tax 5 years preference Period and Tax Rate
	Full Exemption Period		Half-Reduction Period
Subsidiaries	Period	Tax Rate	Period	Tax Rate
Nanjing Keyuan	2005-2006	0.00%	2007-2009	16.50%
Suzhou Hengyi	2005-2006	0.00%	2007-2009	16.50%
Suzhou Erye	2006-2007	0.00%	2008-2010	16.50%

After the income tax preference period expires, a 33% income tax rate is applicable.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2005	2004
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	24.0	19.0
Total provision for income taxes	24.0%	19.0%

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-  INCOME TAXES,(continued)

Corporation Income Tax (CIT) (continued)

The estimated tax savings due to the reduced tax rate for the years ending December 31, 2005 and 2004 amounted to $317,408 and $71,779, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for December 31, 2005 and 2004 to $0.012 and $0.003, respectively.

Business Tax (“BT”)

The Company is subject to Business Tax, which is charged on the selling price of applicable product and service at a general rate of 5% in accordance with the tax law applicable. Keyuan is exempt from business tax according to local applicable favorable tax policy.

Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in China, the VAT rate for domestic sales is 17% and 0% for export sales on the invoiced value of sales and is payable by the purchaser.

Note 13- LOANS

Long Term Bank Loans

The Company’s subsidiary Erye has a loan of $601,369 from Communication Bank of China. It is a long term roll-over loan with an annual interest rate of 5.742%. This is a government guaranteed loan as an incentive policy to help local manufacturers to locate in their area. Erye has no plans to pay back the loan in the near future.

Total interest expense for this loan for the year ending December 31, 2005 and 2004 was $34,531 and $34,531, respectively.

Short Term Bank Loans

The Company has a total amount of US$3,955,600 in short term loans from two different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 6.75%.

Interest expense for the years ended December 31, 2005 and 2004 was $351,545 and $139,092, respectively.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the years ended December 31, 2005 and 2004 the Company recognized rent expense of $24,500 and $10,545, respectively.

As of December 31, 2005, the Company has outstanding commitments in respect of non-cancelable operating leases, which fall due as follows:

2006	$26,950
2007	29,650
2008	32,610
2009	35,870
Thereafter	39,000

Note 15-  BUSINESS COMBINATIONS

Hengyi acquisition

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 76% ownership interest of Hengyi, a Chinese company established in Kunshan City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

		Acquired (Assumed)
Item	Fair Value	by the Company
Total Assets	$6,652,372	$5,570,201
Total Liabilities	4,538,210	3,438,175
Net Assets	$2,114,162	$2,132,026

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-  BUSINESS COMBINATIONS, (continued)

Hengyi acquisition, (continued)

The Board of Directors and management have evaluated Hengyi’s assets acquired in this transaction; and total consideration originally paid by the Company to acquire approximately 76% ownership interest of Hengyi. The Company originally valued this acquisition at $1,600,000 in cash and 1,200,000 shares of common stock valued at $1.00 per share and recorded goodwill of $305,774 at December 31, 2004. However, the Company has reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 2, 2006, the board of directors decided to amend the purchase agreement terms to be $1,600,000 in cash to be paid in installments, and 1,200,000 shares of common stock valued at $0.44 per share, which was a total amount of $2,128,000 effective as December 31, 2005. This amendment resulted in a write down of goodwill and equity. As of December 31, 2005, the Company has contributed $620,000 into additional registered capital. The remaining balance of $300,000 will be made by the end of April, 2006 and the balance of $680,000 will be paid in May, 2006.

Erye acquisition

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

		Acquired (Assumed)
Item	Fair Value	by the Company
Total Assets	$21,840,638	$11,138,725
Total Liabilities	12,722,990	6,488,725
Net Assets	$9,117,648	$4,650,000

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-  BUSINESS COMBINATIONS ,(continued)

Erye acquisition, (continued)

The original purchase price amounted to $80,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the board of directors decided to amend the purchase price for the 51% of ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in a write down of goodwill and equity. As of December 31, 2005, $2,200,000 of cash contribution has not been made. The Company will contributed $2,200,000 in full by the end of April, 2006.

Note 16- SHAREHOLDERS’ EQUITY

Private placement closed on December 31, 2004 (the “Notes Private Placement”)

In January, 2005, we raised gross proceeds of $500,000 through the sales of promissory notes, pursuant to a subscription agreement, to which we refer as the Notes Subscription Agreement, which we entered into with twenty (20) accredited investors, to which we collectively refer as the Notes Subscribers. Pursuant to the Notes Subscription Agreement, the Notes Subscribers received convertible notes (“Notes” or “Convertible Notes”) for a total aggregate amount of $500,000 with a maturity date of 180 days from the Notes issuance (the “Maturity”), bearing an interest rate on the principal balance of the Notes of 7% per annum payable at Maturity or upon satisfaction or discharge of the Note. Holder of the Note has a right to convert all, but not less than all, of the Notes into shares of our common stock (each a "Share") at one dollar per share. In September, 2005, all of the Notes Subscribers have agreed to extend the maturity date of the Notes until December 31, 2005. In January, 2006, all of the Notes have been either converted into shares or have been redeemed. In addition, as an inducement for the Notes Subscribers to extend the maturity date, we have issued 42,500 additional shares to these Notes Holders who agreed to grant us the extension as described above.

Upon the execution of the Notes Subscription Agreement, we also issued to the Notes Subscribers one (1) warrant for every one (1) Share that the convertible notes can convert into under the Notes Subscription Agreement (the “Notes Warrants”). The exercise price of the majority of Notes Warrants is $1.50 per share. Pursuant to the Notes Warrants, the Notes Subscribers are entitled to purchase an aggregate amount of 341,657 shares. The Notes Warrants may be exercised only in full. The Notes Warrants will expire three (3) years from issuance date of the Notes Warrants. See also “Selling Shareholders.”

WestPark Capital Inc. ("WestPark") acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 65,000 shares in consideration of its service as our private placement agent and 26,666 warrants representing the right to purchase up to 26,666 shares under the same terms as described in the preceding paragraph.

Pursuant to the Notes Subscription Agreement, we are required to file with the Securities and Exchange Commission ("SEC") a registration statement within 120 days after the issuance date of the Notes and the Notes Warrants, which registers all the shares to which the Notes may be converted and the shares underlying the Notes Warrants issued or issuable to the Notes Subscribers and WestPark in the private placement. In addition, pursuant to the Notes Subscription Agreement, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- SHAREHOLDERS’ EQUITY, (continued)

Common stock issued for lab use right

On March 8, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory in the next five years. The value of the 300,000 shares has not been stated in the agreement. The management originally estimated the stock value as $1.00 share. However, the management reevaluated the value of the stock based upon the stock performance in the past year and decided to discount the value of the stock as $0.10 per share as of December 31, 2005.

Private placement closed in June, 2005 (the “Initial Preferred A Private Placement”)

In June, 2005, we entered into a June subscription agreement, to which we refer as the Initial Preferred A Subscription Agreement, with each of twenty eight (28) accredited investors, to which we collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price US$1.00 per share convertible at a ratio of 1:1 into shares. For more information on Series A Convertible Preferred Stock, see “Description of Securities.”

Upon the execution of the Initial Preferred A Subscription Agreements, we also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements (“Initial Preferred A Warrants”). The exercise price of the Initial Preferred A Warrants is $2.00 per Share. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issuance date of the Initial Preferred A Warrants.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 76,500 shares of common stock in consideration of its service as our private placement agent and 76,500 Initial Preferred A Warrants representing the right to purchase up to 76,500 shares under the same terms as described in the preceding paragraph.

Private placement closed on October 19, 2005 (the “Subsequent Preferred A Private Placement”)

On October 19, 2005, we entered into a subscription agreement, to which we refer as the Subsequent Preferred A Subscription Agreement (together with the Initial Preferred A Subscription Agreement, the “Preferred A Subscription Agreement”), with each of three (3) accredited investors, to which we collectively refer as the Subsequent Preferred A Subscribers (together with the Initial Preferred A Subscribers, the “Preferred A Subscribers”). Pursuant to the Subsequent Preferred A Subscription Agreement, the Subsequent Preferred A Subscribers received 62,500 shares of our Series A Convertible Preferred Stock.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- SHAREHOLDERS’ EQUITY, (continued)

Upon the execution of the Subsequent Preferred A Subscription Agreement, we also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement (“Subsequent Preferred A Warrants”, and together with the Initial Preferred A Warrants, the “Preferred A Warrants”). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate amount of 62,500 shares.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 5,625 common stock in consideration of its service as our private placement agent and 5,625 warrants representing the right to purchase up to 5,625 shares of our common stock under the same terms as described in the preceding paragraph. Pursuant to the Preferred A Subscription Agreement, we are required to file with the SEC a registration statement within 120 days, which registers all the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Preferred A Warrants issued or issuable to the Preferred A Subscribers and WestPark in the private placements. In addition, pursuant to the Preferred A Subscription Agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date.

Issuance of Shares for Requisitions

On May 31, 2005, the Company issued 3,300,000 shares of common stock to 38 persons including and represented by Shi Ming Sheng or its assigned natural person or legal representative, all 38 persons are shareholders of Suzhou Erye Pharmaceutical Limited Co., pursuant to the acquisition of Erye effective June 11, 2005.

Issuance of Shares/Warrants for Services

During 2005, the Company engaged with Consulting For Strategic Growth 1, Ltd. for six months ending May 14, 2006. The terms of the agreement are for the consultant to receive cash payment of $4,000 plus value at $2,500 of common stock and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. In December 2005, the Company reengaged this company for a period of six month and the terms of the agreement are for the consultant to receive cash payment of $4,000 plus value at $2,500 of common stock and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. The shares of common stock will be issued to the consultant in 2006.

On April 1, 2005, the Company entered into an advisory agreement with Robin Smith as the Chairman of the Company's Advisory Board for a period of one year. The terms of the agreement are for Ms. Smith to receive 60,000 shares of unregistered common stock plus three-year warrants to purchase 35,000 shares of common stock of the Company at an exercise price equal to $2.00. The shares of common stock will be issued to Ms. Smith in 2006.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- SHAREHOLDERS’ EQUITY, (continued)

On April 1, 2005, the Company engaged a consultant for a period of seven months ending October 31, 2005. The terms of the agreement are for the consultant to receive cash payment of $50,000 plus 50,000 shares of common stock of the Company. On December 20, 2005, the Company reengaged this consultant for a period ending December 31, 2006 and the terms of the agreement are for the consultant to receive cash payment of $50,000 plus 50,000 shares of common stock of the Company.

Note 17- SUBSEQUENT EVENTS

Private placement closed in February 2, 2006 (the “Initial Common Stock Private Placement”)

On February 2, 2006, we entered into a securities purchase agreement, to which we refer as the Initial Common Stock Securities Purchase Agreement, with GCE Property Holdings, Inc. ("GCE"), to which we refer as the Initial Common Stock Purchaser. Pursuant to the Initial Common Stock Securities Purchase Agreement, we issued one million (1,000,000) shares of our common stock to the Initial Common Stock Purchaser at $1.00 per share.

Upon the execution of the Initial Common Stock Securities Purchase Agreement, we also issued to the Initial Common Stock Purchaser one million (1,000,000) warrant with an exercise price of $1.25 per share of common stock (“Initial Common Stock Warrants”). The Initial Common Stock Warrants will expire four (4) years from the date of the issuance.

Under the Initial Common Stock Securities Purchase Agreement, we have agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.00 per share and not issue any warrants or securities that are exercisable into shares at a price lower than $1.25 per share.

Pursuant to the Initial Common Stock Securities Purchase Agreement, the Initial Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in the twelve (12) months the effective date of the registration statement of which this prospectus constitutes a part.

Pursuant to a registration rights agreement entered between the Initial Common Stock Purchaser and us, we have agreed to file a registration statement with the SEC covering the shares and shares underlying the Warrants, within 65 days from this closing and obtain effectiveness of such registration statement within 170 days from closing. In case the registrant does not meet the filing deadlines listed above we will pay a penalty of 1% of the aggregate investment made by Investors and on each monthly anniversary of such default an amount equal to 1.5% of the aggregate investment amount of Investors, respectively.

Private placement closed on March 10, 2006 (the “Subsequent Common Stock Private Placement”)

On March 10, 2006, we entered into a securities purchase agreement, to which we refer as the Subsequent Common Stock Securities Purchase Agreement, with various investors, to which we refer as the Subsequent Common Stock Purchaser. Pursuant to the Subsequent Common Stock Securities Purchase Agreement, we issued 6,831,863 shares to the Subsequent Common Stock Purchaser at $1.01 per share.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- SUBSEQUENT EVENTS (continued)

Upon the execution of the Subsequent Common Stock Securities Purchase Agreement, we also issued to the Subsequent Common Stock Purchaser 6,831,684 warrants with an exercise price of $1.26 per share of common stock (“Subsequent Common Stock Warrants”). The Subsequent Common Stock Warrants will expire four (4) years from the date of the issuance.

Under the Subsequent Common Stock Securities Purchase Agreement, we have agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.01 per share and not to issue any warrants or securities that are exercisable into shares at a price lower than $1.26 per share.

Pursuant to the Subsequent Common Stock Securities Purchase Agreement, subject and subordinated to the participation rights of the Initial Common Stock Purchasers, the Subsequent Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in the twelve (12) months from the effective date of the registration statement of which this prospectus constitutes a part.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, we are to issue 3 million shares of the Company’s common stock to the existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000.

Our auditors are currently engaged to audit the financial statements of Chengdu Tianyin Pharmaceutical Limited (“Tianyin”). We are currently evaluating the viability of the implementation of the Tainyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase agreement, the Board of Directors held a meeting to discuss the possibility of abandoning the acquisition of Tianyin should Tianyin’s shareholders can not compromise and meet the Company’s request for a reasonable price.

See report of independent registered public accounting firm

EXHIBIT INDEX

The following exhibits are included as part of this annual report on firm 10-KSB.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated June 24, 2004, by and between Globus Growth Group, Inc. and China Biopharmaceuticals Holdings, Inc. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

3.1	Amendment and Restatement of Articles of Incorporation of CHINA BIOPHARMACEUTICALS HOLDINGS, INC. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

3.2	Bylaws of CHINA BIOPHARMACEUTICALS HOLDINGS, INC. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

4.1.	Form of warrant issued on December 31, 2004, (incorporated by reference to Exhibit 10.1 of Form SB-2, filed with the SEC on March 24, 2006)

4.2.	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of Form SB-2, filed with the SEC on March 24, 2006)

4.3.	Form of warrant issued in June, 2005 (incorporated by reference to Exhibit 10.4 of Form SB-2, filed with the SEC on March 24, 2006)

4.4.
Form of Subscription Agreement between the Company and the Subscribers relating to the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 of Form SB-2, filed with the SEC on March 24, 2006)

4.5.
Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $1.0 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company’s Currently Report on Form 8-K/A, filed with the SEC on February 8, 2006).

4.6.
Form of Registration Rights Agreement in connection with the private placement of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed with the SEC on February 8, 2006.

4.7.	Form of warrant issued on February 2, 2006 (incorporated by reference to Exhibit 4.3 of the Company’s Currently Report on Form 8-K, filed with the SEC on February 8, 2006)

4.8.
Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $6.9 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company’s Currently Report on Form 8-K, filed with the SEC on March 14, 2006).

4.9.
Form of Registration Rights Agreement in connection with the private placement of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 14, 2006).

4.10.	Form of warrant issued on March 10, 2006 (incorporated by reference to exhibit 4.3 of the Company’s Currently Report on Form 8-K, filed with the SEC on March 14, 2006)+

10.1	Employment Agreement with MAO Peng dated August 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.2	Employment Agreement with HUANG Chentai dated August 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.3	Employment Agreement with AN Lufan dated August 29, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.4	Employment Agreement with LIU Xiaohao dated August 29, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.5	Employment Agreement with Zhang, Lu Yong dated August 29, 2004 (incorporated by reference to Exhibit 10.5 to Form 10-KSB, filed with the SEC on April 14, 2005)

10.6	Cooperation Agreement between our company and China Pharmaceutical University dated August 26, 2004 (incorporated by reference to Exhibit 10.6 to Form 10-KSB, filed with the SEC on April 14, 2005)

10.7
Restated Amendment to a Share Purchase Agreement by and among Zhu Gang, Zhou Fuying and China Biopharmaceuticals Holdings, Inc. dated as of December 31, 2004 (incorporated by reference to the current report on Form 8K/A, filed with the SEC on April 14, 2005)

10.8
Purchase Agreement between the Registrant and the shareholders of Erye represented by Mr. Shi Mingsheng dated as of June 11, 2005 (incorporated by reference to the current report on Form 8K/A, filed with the SEC on June 14, 2005)

10.9
Agreement between China Biopharmaceuticals Corporation and 4 shareholders of Tianyin including and represented by Mr. Jiang Guoqing dated as of December 31, 2005 (incorporated by reference to the current report on Form 8K, filed with the SEC on January 5, 2006)

16.2	Letter from Weinberg & Company, P.A., on Change in Certifying Accountant (incorporated by reference to the current report on Form 8K, filed with the SEC on February 10, 2005)

16.3	Letter from BDO Reanda, Certified Public Accountants on Change in Certifying Accountant (incorporated by reference to the current report on Form 8K, filed with the SEC on March 10, 2005)

16.4
Letter from Kempsty & Company Certified Public Accountants, PC, Certified Public Accountants on Change in Certifying Accountants (incorporated by reference to the current report on Form 8-K, filed with the SEC on December 29, 2005)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP, Certified Public Accoutants and Consultants*

31.1	Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Chief Executive Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* Filed herewith

** Furnished herewith

+ Management contract or compensation Plan