Form 10QSB
period 2006-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-05-18
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: [ ] No: |X|

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:

Title of Each Class of                              Number of Shares Outstanding
Equity Securities                                   as of March 31, 2006
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                       36,848, 399

Transitional Small Business Disclosure Format:  Yes:  [ ]    No:  |X|

TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS.................................................2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          iiiiAND RESULTS OF OPERATIONS.......................................26

  ITEM 3. CONTROL AND PROCEDURES..............................................34

PART II - OTHER INFORMATION...................................................34

  ITEM 6. EXHIBITS............................................................34


         References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENT



            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006

                                     ASSETS

                                                                     March 31,
                                                                       2006
                                                                   ------------
                                                                    (Unaudited)
                                                                   ------------
CURRENT ASSETS:
   Cash                                                            $  6,985,765
   Accounts receivable, trade, net of allowance for doubtful
     accounts of $528,708 March 31, 2006
     and December 31, 2005, respectively                              6,109,708
   Other receivables                                                    334,461
   Other receivables - related parties                                  492,438
   Advances to suppliers                                                554,933
   Prepaid expenses                                                      52,710
   Inventories                                                        5,736,748
                                                                   ------------
     Total current assets                                            20,266,763
                                                                   ------------

PLANT AND EQUIPMENT, net                                              5,644,073
                                                                   ------------

OTHER ASSETS:
   Intangible asset, net                                              7,463,958
   Long term notes receivable                                           799,200
   Long term other receivables - related parties                      1,251,792
   Restricted cash                                                    1,165,632
   Other assets                                                          12,021
                                                                   ------------
     Total other assets                                              10,692,603
                                                                   ------------

       Total assets                                                $ 36,603,439
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  5,482,616
   Accounts payable - related parties                                 2,011,103
   Short-term loans                                                   3,981,120
   Other payables                                                       990,457
   Other payables - related parties                                   1,184,209
   Investment payable to Erye's original shareholders                   430,000
   Customer deposits                                                    998,725
   Notes payable                                                      2,046,720
   Short-term convertible notes payable                                    --
   Taxes payable                                                        664,632
   Dividends payable                                                    187,200
   Other accrued liabilities                                            142,466
                                                                   ------------
     Total current liabilities                                       18,119,248
                                                                   ------------

LONG TERM LIABILITIES:
   Long term debt                                                       605,249
   Long term debt - related parties                                     288,930
                                                                   ------------
     Total long term liabilities                                        894,179
                                                                   ------------

     Total liabilities                                               19,013,427
                                                                   ------------

MINORITY INTEREST                                                     4,609,273
                                                                   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized;
     1,152,500 shares Issued and outstanding as of March 31, 2006        11,525
   Common stock, $0.01 par value, 200,000,000 shares authorized;
     36,848,399 shares issued and outstanding as of March 31,2006       368,484
   Paid-in capital                                                   10,898,299
   Capital receivable                                                  (252,471)
   Deferred compensation                                                (24,000)
   Statutory reserves                                                   548,894
   Retained earnings                                                  1,155,952
   Accumulated other comprehensive income                               274,056
                                                                   ------------
     Total shareholders' equity                                      12,980,739
                                                                   ------------

       Total liabilities and shareholders' equity                  $ 36,603,439
                                                                   ============

The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005




                                                               2006            2005
                                                           ------------    ------------
                                                            (Unaudited)     (Unaudited)
                                                           ------------    ------------
REVENUES                                                   $  7,140,509    $  1,988,508

COST OF GOODS SOLD                                            5,558,683       1,099,067
                                                           ------------    ------------

GROSS PROFIT                                                  1,581,826         889,441
                                                           ------------    ------------

OPERATING EXPENSES
    Research and development expenses                           258,075            --
    Selling, general and administrative expenses                785,834         357,368
                                                           ------------    ------------
       Total Operating Expenses                               1,043,909         357,368
                                                           ------------    ------------

INCOME  FROM OPERATIONS                                         537,917         532,073
                                                           ------------    ------------

OTHER INCOME (EXPENSE)
    Interest income ( expenses)                                 (77,789)        (37,277)
    Other income (expenses)                                     (19,573)            178
                                                           ------------    ------------
       Total Other Income (expenses)                            (97,362)        (37,099)
                                                           ------------    ------------

INCOME BEFORE INCOME TAXES                                      440,555         494,974

PROVISION FOR INCOME TAXES                                         --              --
                                                           ------------    ------------

INCOME BEFORE MINORITY INTEREST                                 440,555         494,974

MINORITY INTEREST                                               246,563          87,307
                                                           ------------    ------------

NET INCOME                                                      193,992         407,667

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                     117,967            --
                                                           ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                $    311,959    $    407,667
                                                           ============    ============

NET INCOME PER SHARE - BASIC AND DILUTED                   $       0.01    $       0.02
                                                           ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC       30,267,875      24,523,757
                                                           ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED     31,420,375      24,523,757
                                                           ============    ============


The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                         Number of        Common         Preferred       Paid-in         Capital
                                                          Shares          Stock            Stock         Capital        Receivable
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2004, Audited                    $ 24,358,757    $    243,588    $       --      $  1,363,601    $       --
  Shares issued for services                                 65,043             650            --            96,350            --
  Common shares issued for lab use right                    300,000           3,000            --           297,000            --
  Net income                                                   --              --              --              --              --
  Statutory reserves                                           --              --              --              --              --
  Foreign currency translation adjustments                     --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2005, Unaudited                       24,723,800         247,238            --         1,756,951            --
  Shares issued for Erye acquisition                      3,300,000          33,000            --         1,617,000            --
  Adjustment for shares issued for Hengyi acquisition          --              --              --          (667,974)           --
  adjustment for shares issued for lab use right               --              --              --          (270,000)           --
  Common shares issued for services                         592,916           5,929            --           136,786            --
  Capital receivable                                           --              --              --              --          (252,471)
  Deferred compensation                                        --              --              --              --              --
  Preferred shares issued                                 1,152,500            --            11,525         999,444            --
  Net income                                                   --              --              --              --              --
  Statutory reserves                                           --              --              --              --              --
  Foreign currency translation adjustments                     --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2005, Audited                      29,769,216         286,167          11,525       3,572,207        (252,471)
  Common shares issued for cash                           7,831,863          78,319            --         6,905,090            --
  Common shares issued for note conversion                  399,820           3,998            --           421,002            --
  Net income                                                   --              --              --              --              --
  Statutory reserves                                           --              --              --              --              --
  Dividends paid to preferred stock shareholders               --              --              --              --              --
  Foreign currency translation adjustments                     --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2006, Unaudited                     $ 38,000,899    $    368,484    $     11,525    $ 10,898,299    $   (252,471)
                                                       ============    ============    ============    ============    ============

                                                                                                        Accumulated
                                                                      Unappropriated                       Other
                                                         Deferred        Retained        Statutory     Comprehensive
                                                       Compensation      Earnings        Reserves      Income (Loss)      Totals
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2004, Audited                    $       --      $    530,861    $     60,750    $     (3,339)   $  2,195,461
  Shares issued for services                                   --              --              --              --            97,000
  Common shares issued for lab use right                       --              --              --              --           300,000
  Net income                                                   --           407,667            --              --           407,667
  Statutory reserves                                           --              --              --              --              --
  Foreign currency translation adjustments                     --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2005, Unaudited                             --           938,528          60,750          (3,339)      3,000,128
  Shares issued for Erye acquisition                           --              --              --              --         1,650,000
  Adjustment for shares issued for Hengyi acquisition          --              --              --              --          (667,974)
  adjustment for shares issued for lab use right               --              --              --              --          (270,000)
  Common shares issued for services                            --              --              --              --           142,715
  Capital receivable                                           --              --              --              --          (252,471)
  Deferred compensation                                     (24,000)           --              --              --           (24,000)
  Preferred shares issued                                      --              --              --              --         1,010,969
  Net income                                                   --           519,929            --              --           519,929
  Statutory reserves                                           --          (383,873)        383,873            --              --
  Foreign currency translation adjustments                     --              --              --           159,428         159,428
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2005, Audited                         (24,000)      1,074,584         444,623         156,089       5,268,724
  Common shares issued for cash                                --              --              --              --         6,983,409
  Common shares issued for note conversion                     --              --              --              --           425,000
  Net income                                                   --           193,992            --              --           193,992
  Statutory reserves                                           --          (104,584)        104,271            --              (313)
  Dividends paid to preferred stock shareholders               --            (8,040)           --              --            (8,040)
  Foreign currency translation adjustments                     --              --              --           117,967         117,967
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2006, Unaudited                     $    (24,000)   $  1,155,952    $    548,894    $    274,056    $ 12,980,739
                                                       ============    ============    ============    ============    ============


The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                   2006           2005
                                                               -----------    -----------
                                                               (Unaudited)    (Unaudited)
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   193,992    $   407,667
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                               236,265         34,471
       Minority interest                                           246,563        290,345
    Change in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                                      (1,143,389)     1,860,389
       Other receivables and prepayments                          (142,532)    (1,022,646)
       Other receivables - related parties                         415,341           --
       Long term other receivables - related parties            (1,246,576)          --
       Advances to suppliers                                       314,276           --
       Other assets                                                   --         (315,298)
       Inventories                                                (919,185)       (70,338)
       Restricted cash                                             171,506           --
     Increase (decrease) in liabilities:
       Accounts payable                                             39,505     (2,564,952)
       Accounts payable - related parties                        1,761,322           --
       Other payables and accrued liabilities                      175,743        875,219
       Other payables - related parties                            980,671           --
       Customer deposits                                           249,679         53,601
       Taxes payable                                              (323,464)        (1,477)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities     1,009,717       (453,019)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of intangible asset                                  (347,984)          --
    Purchase of property and equipment                            (489,430)       (23,279)
    Payments for long-term loans receivable                       (797,120)          --
                                                               -----------    -----------
         Net cash used in investing activities                  (1,634,534)       (23,279)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                         --          397,000
    Proceeds from issuance of common stock                       7,408,409           --
    Proceeds (payments) on loans payable                          (323,128)       156,962
    Proceeds (payments) from short-term convertible notes         (425,000)       500,000
    Proceeds from long-term debts - related parties               (128,945)          --
                                                               -----------    -----------
         Net cash provided by financing activities               6,531,336      1,053,962
                                                               -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                     52,640           --
                                                               -----------    -----------

INCREASE IN CASH                                                 5,959,159        577,664

CASH, beginning of period                                        1,026,606        467,036
                                                               -----------    -----------

CASH, end of period                                            $ 6,985,765    $ 1,044,700
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                     $      --      $      --
                                                               ===========    ===========

Cash paid for interest expense                                 $    77,789    $    37,277
                                                               ===========    ===========





The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1-    ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, was originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into CBH, its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. Effective August 28, 2004, CBH completed the acquisition of China Biopharmaceuticals Corp. ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its then only operating subsidiary and asset, Nanjing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a. Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. Nanjing Keyuan Pharmaceutical R&D Co., Ltd. was established in March 2000 in Nanjing City of Jiangsu Province, China.

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments. The detail information of accounting for this transaction is disclosed on Note 11 - Business Combinations.

On June 11, 2005, we signed a purchase agreement, which was amended on August 3, 2005 under which, we acquired approximately 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. Out of the $3,000,000 to be paid in cash, $2,200,000 will be contributed to the acquired Erye for working capital and/or expansion purposes. The detail information of accounting for this transaction is disclosed on Note 11 - Business Combinations.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. Our auditors are currently engaged to audit the financial statements of Tianyin. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operation control of Tianyin at the moment and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchased price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction has been in the process of evaluation, the final determination of this merger

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1- ORGANIZATION AND OPERATIONS , (continued)

transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the three months ended March 31, 2006.

The principle activities of the Company in Mainland China ("China" or "PRC") are research, manufacture and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines. The principle activities are in China only.

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

Since the Tianyin's transaction is in the evaluation process, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the three months ended March 31, 2006.

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

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2-    SIGNIFICANT ACCOUNTING POLICIES, (continued)

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


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2-    SIGNIFICANT ACCOUNTING POLICIES, (continued)

Research and Development Costs, (continued)

Research costs of pharmaceutical formulas held for sale are capitalized whereas the development cost are expensed until the project attains technical feasibility (i.e. obtained official approval for clinical trials), and then such development costs are capitalized.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at March 31, 2006 amounted to $6,985,765 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2-    SIGNIFICANT ACCOUNTING POLICIES, (continued)

Use of Estimates, (continued)

expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimate are made; however actual results could differ materially from those estimates.

SFAS No. 130, Reporting Comprehensive Income, established standard for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, SPAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company's Chinese subsidiaries' financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $117,967 and $0 for the three months ended March 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rates. The average translation rate of 8.05 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 2-    SIGNIFICANT ACCOUNTING POLICIES, (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "earnings Per Share" (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.

As of March 31, 2006, the Company's issued and outstanding shares of Series A convertible preferred stock was 1,152,500. The Company computed the Diluted EPS by taking into account the dilutive effect of the preferred stock issued and determined that there was no material differences between Basic and Diluted EPS for the three months ended March 31, 2006 and 2005. The number of shares used in computing diluted earnings per share for the three months ended March 31, 2006 and 2005 amounted to 31,420,375, which included 1,152,500 weighted average number of convertible preferred stock, and 24,523,757, respectively. The number of shares used in computing basic earnings per share for the three months ended March 31, 2006 and 2005 were 30,267,875 and 24,523,757, respectively. Basic and Diluted earnings per share for the three months ended March 31, 2006 and 2005 amounted to 0.01 and 0.02, respectively.

Recent Accounting Pronouncements

In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company's fiscal year 2006. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable.

SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2-    SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption.

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

In October 2005, FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

The  implementation  of the  above  pronouncements  is not  expected  to  have a
material   effect  on  the  Company's   financial   statement   presentation  or
disclosures.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid amounted to $77,789 and $37,277 for the three months ended March 31, 2006 and 2005, respectively.

No income tax payments were paid for the three months ended March 31, 2006 and 2005.

During 2005, the Company issued 657,959 shares of common stock for services. The fair market value of the services received was $239,715.

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University for a lab use right.

Note 4-    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of March 31, 2006:

Accounts receivable                                                  $6,638,416
Allowance for doubtful accounts                                        (528,708)
                                                                     ----------
Accounts receivable, net                                             $6,109,708
                                                                     ==========

For the three months ended March 31, 2006 , the Company recognized doubtful accounts receivable of $528,708 relating to sales. The Company continues to pursue payment, due to the uncertainty of collection, the Company recorded a bad debt allowance for the accounts.

Note 5-    INVENTORIES

Inventories consisted of the following at March 31, 2006:

                                                                        2006
                                                                     ----------
Raw Materials                                                        $1,363,809
Packaging Suppliers                                                     126,533
Sundry Suppliers                                                          7,167
Work in Process                                                         527,133
Finished Goods                                                        3,712,106
                                                                     ----------
                                                                     $5,736,748
                                                                     ==========


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 6- PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2006:

                                                                 March 31, 2006
                                                                 --------------
Plant                                                            $    3,467,801
Office Equipment                                                        126,893
Machinery                                                             6,648,019
Automobiles                                                             157,525
Construction in Progress                                                294,143
                                                                 --------------
Total Plant & Equipment                                              10,694,381
Less: Accumulated Depreciation                                        5,050,308
                                                                 --------------
                                                                 $    5,644,073
                                                                 ==============

Depreciation expense for the three months ended March 31, 2006 and 2005 was $211,835 and $34,471, respectively.

Note 7-    OTHER ASSETS

Intangible Assets - Land use rights

                                                                  March 31,2006
                                                                  -------------
Hengyi    Cost of land use right                                      1,522,560
          Less: Accumulated amortization
                                                                        (93,891)
                                                                  -------------
                                                                      1,428,669
                                                                  -------------

Erye    Cost of land use right                                        6,359,764
        Less: Accumulated amortization                                 (324,475)
                                                                  -------------
                                                                      6,035,289
                                                                  -------------

Total intangible assets, net                                          7,463,958
                                                                  =============


Amortization expense for the three months ended March 31, 2006 and 2005 was $24,430 and $0, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited to bank but subject to withdrawal with restrictions according to the agreement with bank. The following list the depositors, the amount and names of the bank as of March 31, 2006:

Depositor                 Name of Bank                   Amount
---------            -----------------------           ----------
Hengyi               Taicang Chengxiang Bank           $  129,792

Erye                 Hua Xia Bank, Suzhou               1,035,840
                                                       ----------

Total                                                  $1,165,632
                                                       ==========

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7-    OTHER ASSETS, (continued)

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. According to loan agreements, the Company has first priority to purchase the new drug rights if the projects were successfully completed. If the company gave up the right, the debtors need to repayment the loans plus 3% interest per annum within one month after the drug rights were sold. If on or before February 28, 2010, the R&D projects were not able to complete or failed , the debtors need to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of March 31, 2006, the total amount of the long term notes receivable was 799,200.

Note 8- RELATED PARTIES TRANSACTIONS

Other Receivables - Related Parties

Subsidiary          Amount           Due From
-----------------   --------------   ----------------------------------

Erye                $      202,176   Erye Jingmao
Keyuan                      41,184   Shareholder of Keyuan
Sintofarm                   86,618   Shareholder of Sintofarm
CBC                        162,460   Advance to Shareholders
                    --------------
Total               $      492,438
                    ==============

As of March 31, 2006, total receivables due from related parties were $1,744,230.

Accounts Payable - Related Parties

Subsidiary          Amount           Due to
-----------------   --------------   ----------------------------------
                                     Erye  Jingmao,  Hainan  Kaiye, and
Erye                $    1,767,621   Suzhou Wanqing
Hengyi                      25,420   Suzhou Wanqing
Sintofarm                  218,062   Wujiang Hengyi
                    --------------
Total               $    2,011,103
                    ==============

As of March 31, 2006, total accounts payable due to related parties was $2,011,103.

Other Payable - Related Parties

Subsidiary        Amount           Due to                         Nature
---------------   ----------   ----------------------------   ------------------

Erye and Hengyi   $1,184,209   Erye Jingmao, Suzhou Wanqing   Purchase and sales


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 8-  RELATED PARTIES TRANSACTIONS, (continued)

Long Term Other Receivables - Related Parties

Subsidiary             Amount          Due From
-----------------      -------------   ----------------------

Hengyi                 1,251,792       Shareholders of Hengyi

As of March 31, 2006, total long term receivables due from related parties were $1,251,792.

Long Term Debt - Related Parties


Subsidiary           Amount        Due to               Nature
------------------   -----------   ------------------   ------------------
Erye                 $   288,930   Erye Jingmao         Merger transaction
                     ===========

As of March 31, 2006, the Company's subsidiary Erye had a remaining outstanding payable to Erye Jingmao Limited ("Jingmao") in the amount of $288,930. Jingmao acquired Erye's assets of $1,810,958 and assumed Erye's debt of $2,226,690.

Note 9-  PAYABLES

Notes Payable - $ 2,046,720

The Company's subsidiary Erye has $2,046,720 notes payable to Erye's vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

Investment Payable to Erye's original shareholders

The amount of $430,000 was due to shareholders of Erye which represents the remaining amount due for the acquisition of Erye. The total amount of $430,000 investment payable was interest free and has been paid in April 2006.

Dividends Payable

Subsidiary           Amount        Due to               Nature
------------------   -----------   ------------------   ------------------

Erye                 $   187,200   Erye shareholders    Dividends

In December 2005, the Board of Erye announced to pay dividends for a total amount of $187,200 which has been approved by the Company's Board of Directors.

Note 10-   MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye and approximately 76% ownership interest in Hengyi; while Hengyi controls a 50% ownership interest of Sintofarm. The Company's wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 10-   MINORITY INTEREST, (continued)

                                    Ownership                   Minority
            Equity of the               in                    Interest in
             Subsidiaries          Subsidiaries               Subsidiaries
                 as of       ------------------------   ------------------------
Subsidiary  March 31, 2006   Percentage      Amount     Percentage     Amount
----------  --------------   ----------   -----------   ----------   -----------
Erye        $    3,741,389     51.00%     $   998,440      49.00%    $ 2,742,949
Keyuan           1,397,515     90.00%       1,257,764      10.00%        139,752
Hengyi           3,524,378     75.76%       2,670,069      24.24%        854,309
Sintofarm        1,744,527     50.00%         872,264      50.00%        872,264
            --------------                -----------                -----------
Total       $   10,407,809                $ 5,798,536                $ 4,609,273
            ==============                ===========                ===========



Note 11-   STATUTORY RESERVES

According to Chinese Corporation Law, a company incorporated in China is requested to contribute an amount of no less then 15% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee's benefits. The following list the provision of statutory reserves as of March 31, 2006.

    Year                                            Amount
    ----                                           --------

    2004                                           $ 60,750
    2005                                            383,873
    2006                                            104,271
                                                   --------
    Total                                          $548,894
                                                   ========

Note 12- INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2005, of the Company's subsidiaries, Hengyi, Keyuan, Sintofarm were exempt from CIT, while Erye was subject to a 33% income tax rate for the year of 2005. Erye was granted income tax exemption for two years commencing from January 1, 2006.

The Company did not incur income tax expense for the three months ended March 31, 2006 and 2005.

According to China's income tax law, company income tax is due to the State Tax Bureau monthly or quarterly. Subsidiaries of the Company paid its income tax by quarter. Before every 15th day of pay month, subsidiaries pay its income tax base on its quarterly net profit. Since income tax rate, with income tax preference or not, is a flat rate in China, that there is no need for income tax reconciliation to practice in China.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Note 12-    INCOME TAXES, (continued)

Corporation Income Tax (CIT)   , (continued)

The Company's controlling operating subsidiaries are all operated in China. According to the Chinese Joint Venture Business Law, those subsidiaries, been registered and incorporated with the status of Sino-foreign joint venture companies, are subject to a two-year-exemption-and-three-year-halve income tax preference treatment, which generally commences from the first year of establishing a joint venture or the approval date of the income tax preference application.

The  following  list  depicts  the  tax  preference   rate   applicable  to  the
subsidiaries and the applicable years:

                 Income Tax 5 year preference Period and Tax Rate
                 Full Exemption Period                  Half-Reduction Period
                 -----------------------------    ------------------------------
Subsidiaries     Period         Tax Rate          Period         Tax Rate
--------------   -----------    --------------    -----------    ---------------
Nanjing Keyuan   2005-2006      0.00%             2007-2009      16.50%
Suzhou Hengyi    2005-2006      0.00%             2007-2009      16.50%
Suzhou Erye      2006-2007      0.00%             2008-2010      16.50%

After the income tax preference period expired, a 33% income tax rate is applicable.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                       March 31,
                                                 2006              2005
                                             ------------    ------------
U.S. Statutory rate                                  34.0%           34.0%
Foreign income not recognized in USA                (34.0)          (34.0)
China income taxes                                   33.0            33.0
Income tax exempted                                 (33.0)          (33.0)
                                             ------------    ------------
Total provision for income taxes                     --  %           --  %
                                             ============    ============



The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2006 and 2005 amounted to $64,017 and $134,530, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for March 31, 2006 and 2005 to $0.008 and $0.01, respectively.

Business Tax ("BT")

The Company is subject to Business Tax, which is charged on the selling price of applicable product and service at a general rate of 5% in accordance with the tax law applicable. Keyuan is exempt from business tax according to local applicable favorable tax policy.

Value Added Tax ("VAT")

In accordance with the relevant taxation laws in China, the VAT rate for domestic sales is 17% and 0% for export sales on the invoiced value of sales and is payable by the purchaser.


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 13- LOANS

Long Term Bank Loans

The Company's subsidiary Erye has a loan of $605,249 from Communication Bank of China. It is a long term roll-over loan with an annual interest rate of 5.742%. This is a government guaranteed loan as an incentive policy to help local manufacturers to locate in their area. Erye has no plans to pay back the loan in the near future.

Total interest expense for this loan for the three months ended March 31, 2006 and 2005 was $8,688 and $8,688, respectively.

Short Term Bank Loans

The Company has a total amount of US$3,981,120 in short term loans from two different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 6.75%.

Interest expense for the three months ended March 31, 2006 and 2005 was $67,181 and $28,589, respectively.

Note 14- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the three months ended March 31, 2006 and 2005 the Company recognized rent expense of $6,738 and $3,515, respectively.

As of March 31, 2006, the Company has outstanding commitments in respect of non-cancelable operating leases, which fall due as follows:

           2006                           $   20,213
           2007                               29,650
           2008                               32,610
           2009                               35,870
           Thereafter                         39,000



See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 15-   BUSINESS COMBINATIONS

Hengyi acquisition

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 76% ownership interest of Hengyi, a Chinese company established in Kunshan City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

                                         Acquired (Assumed)
    Item                Fair Value         by the Company
-----------------   ------------------   ------------------
Total Assets        $        6,652,372   $        5,570,201
Total Liabilities            4,538,210            3,438,175
                    ------------------   ------------------
Net Assets          $        2,114,162   $        2,132,026
                    ==================   ==================



The Board of Directors and management have evaluated Hengyi's assets acquired in this transaction; and total consideration originally paid by the Company to acquire approximately 76% ownership interest of Hengyi. The Company originally valued this acquisition at $1,600,000 in cash and 1,200,000 shares of common stock valued at $1.00 per share and recorded goodwill of $305,774 at December 31, 2004. However, the Company has reevaluated the common stock value based upon the stock trading history in past year and determined that the common stock should be valued less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 2, 2006, the board director decided to amend the purchase agreement terms to be $1,600,000 in cash to be paid in installments, and 1,200,000 shares of common stock valued at $0.44 per share, which was in total amount of $2,128,000 effective as December 31, 2005. This amendment resulted in a write down of goodwill and equity. As of December 31, 2005, the Company has contributed $620,000 into additional registered capital. The remaining balance of $300,000 will be made by the end of April, 2006 and the balance of $680,000 will be paid in May, 2006.

Erye acquisition

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:


                                         Acquired (Assumed)
      Item               Fair Value        by the Company
-----------------   ------------------   ------------------
Total Assets        $       21,840,638   $       11,138,725
Total Liabilities           12,722,990            6,488,725
                    ------------------   ------------------
Net Assets          $        9,117,648   $        4,650,000
                    ==================   ==================



The original purchase price amounted to $80,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in past year and determined that the common stock should be valued less than $1.00 per share for

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15- BUSINESS COMBINATIONS, (continued)

Erye acquisition, (continued)

the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the board director decided to amend the purchase price for 51% of ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in a write down of goodwill and equity. As of December 31, 2005, $2,200,000 of cash contribution has not been made. The Company contributed $2,200,000 in full by end of April, 2006.

Note 16- SHAREHOLDERS' EQUITY

Private placement closed on December 31, 2004 (the "Notes Private Placement")

In January, 2005, we raised gross proceeds of $500,000 through the sales of promissory notes, pursuant to a subscription agreement, to which we refer as the Notes Subscription Agreement, which we entered into with twenty (20) accredited investors, to which we collectively refer as the Notes Subscribers. Pursuant to the Notes Subscription Agreement, the Notes Subscribers received convertible notes ("Notes" or "Convertible Notes") for a total aggregate amount of $500,000 with a maturity date of 180 days from the Notes issuance (the "Maturity"), bearing an interest rate on the principal balance of the Notes of 7% per annum payable at Maturity or upon satisfaction or discharge of the Note. Holder of the Note has a right to convert all, but not less than all, of the Notes into shares of our common stock (each a "Share") at one dollar per share. In September, 2005, the Notes Subscribers have agreed to extend the maturity date of the Notes until December 31, 2005. As of March 31, 2006, all of the Notes have been either converted into shares or have been redeemed.

In addition, as an inducement for the Notes Subscribers to extend the maturity date, the Company has issued 42,500 additional shares to these Notes Holders who agreed to grant it the extension as described above.

Upon the execution of the Notes Subscription Agreement, we also issued to the Notes Subscribers one (1) warrant for every one (1) Share that the convertible notes can convert into under the Notes Subscription Agreement (the "Notes Warrants"). The exercise price of the majority of Notes Warrants is $1.50 per share. Pursuant to the Notes Warrants, the Notes Subscribers are entitled to purchase an aggregate amount of 341,657 shares. The Notes Warrants may be exercised only in full. The Notes Warrants will expire three (3) years from issuance date of the Notes Warrants. See also "Selling Shareholders."

WestPark Capital Inc. ("WestPark") acted as our placement agent in the private placement described above. In consideration of WestPark's services, we issued to WestPark or its designees 65,000 shares in consideration of its service as our private placement agent and 26,666 warrants representing the right to purchase up to 26,666 shares under the same terms as described in the preceding paragraph.

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 16- SHAREHOLDERS' EQUITY, (continued)

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

Common stock issued for lab use right

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

Private placement closed in June, 2005 (the "Initial Preferred A Private Placement")

In June, 2005, we entered into a June subscription agreement, to which we refer as the Initial Preferred A Subscription Agreement, with each of twenty eight
(28) accredited investors, to which we collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price US$1.00 per share convertible at a ratio of 1:1 into shares. For more information on Series A Convertible Preferred Stock, see "Description of Securities."

Upon the execution of the Initial Preferred A Subscription Agreements, we also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements ("Initial Preferred A Warrants"). The exercise price of the Initial Preferred A Warrants is $2.00 per Share. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issuance date of the Initial Preferred A Warrants.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark's services, we issued to WestPark or its designees 76,500 shares of common stock in consideration of its service as our private placement agent and 76,500 Initial Preferred A Warrants representing the right to purchase up to 76,500 shares under the same terms as described in the preceding paragraph.



See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 16- SHAREHOLDERS' EQUITY, (continued)

Private placement closed on October 19, 2005 (the "Subsequent Preferred A Private Placement")

On October 19, 2005, we entered into a subscription agreement, to which we refer as the Subsequent Preferred A Subscription Agreement (together with the Initial Preferred A Subscription Agreement, the "Preferred A Subscription Agreement"), with each of three (3) accredited investors, to which we collectively refer as the Subsequent Preferred A Subscribers (together with the Initial Preferred A Subscribers, the "Preferred A Subscribers"). Pursuant to the Subsequent Preferred A Subscription Agreement, the Subsequent Preferred A Subscribers received 62,500 shares of our Series A Convertible Preferred Stock.

Upon the execution of the Subsequent Preferred A Subscription Agreement, we also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one
(1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement ("Subsequent Preferred A Warrants", and together with the Initial Preferred A Warrants, the "Preferred A Warrants"). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate amount of 62,500 shares.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark's services, we issued to WestPark or its designees 5,625 common stock in consideration of its service as our private placement agent and 5,625 warrants representing the right to purchase up to 5,625 shares of our common stock under the same terms as described in the preceding paragraph. Pursuant to the Preferred A Subscription Agreement, we are required to file with the SEC a registration statement within 120 days, which registers all the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Preferred A Warrants issued or issuable to the Preferred A Subscribers and WestPark in the private placements.

In addition, pursuant to Initial Preferred A Subscription Agreement and Subsequent Preferred A Subscription Agreement we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. Please refer to SB-2/A filed on May 3, 2006 for the selling shareholder listing of the amount invested and number of shares of Series A Preferred stock owned by investors.

Dividend Paid on the Preferred Stocks

Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers were entitled to receive annual dividend of 7% of the amount invested. The total dividends paid was $8,400 in January 2006.

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

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 16- SHAREHOLDERS' EQUITY, (continued)

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

On April 1, 2005, the company entered into an advisory agreement with Robin Smith as the Chairman of Company's Advisory Board for a period of one year. The terms of the agreement are for Ms. Smith to receive 60,000 shares of unregistered plus three year warrants to purchase 35,000 shares of common stock of the Company at an exercise price equal to $2.00. The shares of common stock will be issued to Ms. Smith in 2006.

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

Private placement closed in February 2, 2006 (the "Initial Common Stock Private Placement")

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

Upon the execution of the Initial Common Stock Securities Purchase Agreement, we also issued to the Initial Common Stock Purchaser one million (1,000,000) warrant with an exercise price of $1.25 per share of common stock ("Initial Common Stock Warrants"). The Initial Common Stock Warrants will expire four (4) years from the date of the issuance.

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


See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Note 16-  SHAREHOLDERS' EQUITY, (continued)

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

Private placement closed on March 10, 2006 (the "Subsequent Common Stock Private Placement")

On March 10, 2006, we entered into a securities purchase agreement, to which we refer as the Subsequent Common Stock Securities Purchase Agreement, with various investors, to which we refer as the Subsequent Common Stock Purchaser. Pursuant to the Subsequent Common Stock Securities Purchase Agreement, we issued 6,831,863 shares to the Subsequent Common Stock Purchaser at $1.01 per share.

Upon the execution of the Subsequent Common Stock Securities Purchase Agreement, we also issued to the Subsequent Common Stock Purchaser 6,831,684 warrants with an exercise price of $1.26 per share of common stock ("Subsequent Common Stock Warrants"). The Subsequent Common Stock Warrants will expire four (4) years from the date of the issuance.

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

Note 17-   SUBSEQUENT EVENTS

On May 3, 2006, the Company filed Form SB-2/A, a pre-effective amendment to a SB-2 filed on March 24, 2006, with the Securities and Exchange Commission.

On May 16, 2006, the Company has entered into a Conditional Stock Purchase Agreement ("Agreement") with RACP Pharmaceutical Holdings Ltd., a British Virgin Islands company ("RACP") and certain other parties to ultimately acquire 100% ownership interest in Shenyang Enshi Pharmaceutical Co, Ltd. ("Enshi"), a pharmaceuticals manufacturer. Pursuant to the terms of the Agreement, the total acquisition consideration plus liability assumptions by the Company is approximately $16 million. As of December 31, 2005, according to unaudited estimates, the net income of Enshi was approximately $5.1 million with total assets of approximately $15 million and net assets at approximately $10.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS and of FINANCIAL CONDITION AND RESULTS of OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company". The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OUR BUSINESS

         We are a vertically integrated bio-pharmaceutical company focused on developing, manufacturing and distributing innovative drugs in the People's Republic of China ("China" or PRC"). Our mission is to maximize investment returns for our shareholders by integrating our strong drug discovery and development strength with manufacturing and commercialization capabilities and by actively participating in the consolidation and privatization of the pharmaceutical industry in China to become a dominant player in the bio-pharmaceutical industry in China.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. Our auditors are currently engaged to audit the financial statements of Tianyin. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operation control of Tianyin at the moment and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchased price. Appropriate disclosure will be announced upon the final determination by the board of the directors.

         Prior to the filing of this quarterly report, the Company has announced the entering into a Conditional Purchase Agreement to acquire 100% of the operation of Shenyang Enshi Pharmaceuticals Company. For detailed description of the planned transaction, please refer to the current report filed on Form 8K dated May 18, 2006.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE AND REVENUE RECOGNITION
-------------------------------

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

ACCOUNTS RECEIVABLE
-------------------

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

INCOME TAX
----------

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         We acquired Suzhou Erye Pharmaceutical Co., Ltd. ("Erye") on June 11, 2005 and the operating result for the three months ended March 31, 2005 were not included in our 10QSB filed on May 15, 2005. For management discussion and comparison purposes, in addition to the discussion of the actual performance results using the actual figures reported in the 10QSB filed on May 15, 2005 for the first quarter of 2005, a separate proforma consolidated statements of income and other comprehensive income for the period ended March 31, 2005 was prepared as if the acquisition was effective January 1, 2005.

The following is our discussion comparing the current actual results with the actual results reported for the first quarter of 2005 before the acquisition of
Erye:


               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                  FOR THE PERIOD ENDED MARCH 31, 2006 and 2005


                                                           Unaudited          2005
                                                              2006           10QSB
                                                          ------------    ------------
REVENUES                                                  $  7,140,509    $  1,988,508

COST OF GOOD SOLD                                            5,558,683       1,099,067
                                                          ------------    ------------

GROSS PROFIT                                                 1,581,826         889,441
                                                          ------------    ------------

OPERATING EXPENSES
Research and development expenses                              258,075          23,074
Selling, general and administrative expenses                   785,834         334,294
                                                          ------------    ------------
 Total Operating Expenses                                    1,043,909         357,368
                                                          ------------    ------------

INCOME FROM OPERATIONS                                         537,917         532,074
                                                          ------------    ------------
OTHER INCOME (EXPENSE)
Interest income (expenses)                                     (77,789)        (37,277)
Other income (expenses)                                       (119,573)            178
                                                          ------------    ------------
 Total Other Income (expenses)                                 (97,362)        (37,099)
                                                          ------------    ------------

INCOME BEFORE INCOME TAXES                                     440,555         494,974

PROVISION FOR INCOME TAXES                                        --              --
                                                          ------------    ------------

INCOME BEFORE MINORITY INTEREST                                440,555         494,974

MINORITY INTEREST                                              246,563          87,307
                                                          ------------    ------------




NET INCOME                                                     193,992         407,667

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                        117,967            --
                                                          ------------    ------------
COMPREHENSIVE INCOME (LOSS):                              $    311,959    $    407,667
                                                          ============    ============

Net income per share - basic and diluted                  $       0.01    $       0.02
                                                          ============    ============

Weighted average number of shares outstanding - basic       30,267,875      24,523,757
                                                          ============    ============

Weighted average number of shares outstanding - diluted     31,420,375      24,523,757
                                                          ============    ============

REVENUE.

         Revenue for the three months ended on March 31, 2006 was $7,140,509, while the revenue for the three months ended March 31, 2005 was $1,988,508, representing an approximately 259% increase. The increase is attributable mainly to revenue generated by Erye, whose revenue was not included in the amount for the reporting period of 2005.

COST OF GOODS SOLD

         Cost of goods sold for the three months ended on March 31, 2006 was $5,558,683 as compared to $1,099,067 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales revenues was approximately 78% for the three months ended March 31, 2006 as compared to approximately 55% for the three months ended March 31, 2005. The increase of cost of goods sold is primarily attributable to the cost of goods sold by Erye..

GROSS PROFIT.

         Gross profit in the three months ended on March 31, 2006 amounted at $1,581,826, as compared to $889,441 for the three months ended March 31, 2005, representing approximately 78% increase. The gross profit margin for the three months ended March 31, 2006 was 22% as compared to approximately 44% for the three months ended March 31, 2005. The decrease in gross profit margin is mainly due to Erye's low gross profit margin.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2006 was $1,043,909 as compared to $357,368 for the three months ended March 31, 2005, representing 192% increase. One reason for the increase is the expenses incurred by Erye. Financing expenses, auditing expense, legal expenses, are also reason


for  the  significant   increase  in  operating  expenses  due  to  the  private
placements,  and auditing activities.,  some of which are one time transactional expenses.

R&D.

         Research and Development cost for the three months ended March 31, 2006 was $258,075 as compared to $23,074 for the three months ended March 31, 2005, representing a 1018% increase. The increase is mainly due to the research and development activities conducted by Erye.

NET INCOME

         Net Income for the three months ended March 31, 2006 was $193,992 as compared to net income of $407,667 for the three months ended March 31, 2005, representing 52.41% decrease. The decrease of the net income of the Company is mainly due to the significant increase of operating expenses.

         The following is the unaudited consolidated statements of income and other comprehensive income for the period ended March 31, 2006 and the proforma consolidated statements of income and other comprehensive income for the period ended March 31, 2005, assuming the acquisition of Erye had been effective on January 1, 2005, for our discussion and comparison purposes:

               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                  FOR THE PERIOD ENDED MARCH 31, 2006 and 2005


                                                           Unaudited       Proforma
                                                              2006            2005
                                                          ------------    ------------
REVENUES                                                  $  7,140,509       7,172,626
                                                          ------------    ------------

COST OF GOOD SOLD                                            5,558,683       5,477,661
                                                          ------------    ------------

GROSS PROFIT                                                 1,581,826       1,694,965
                                                          ------------    ------------

OPERATING EXPENSES
Research and development expenses                              258,075         260,161
Selling, general and administrative expenses                   785,834         612,582
                                                          ------------    ------------
 Total Operating Expenses                                    1,043,909         872,743
                                                          ------------    ------------

INCOME FROM OPERATIONS                                         537,917         822,222
                                                          ------------    ------------

OTHER INCOME (EXPENSE)
Interest income ( expenses)                                    (77,789)        (37,277)




Other income (expenses)                                        (19,573)            178
                                                          ------------    ------------
 Total Other Income (expenses)                                 (97,362)        (37,099)
                                                          ------------    ------------

INCOME BEFORE INCOME TAXES                                     440,555         785,123

PROVISION FOR INCOME TAXES                                        --           103,530
                                                          ------------    ------------

INCOME BEFORE MINORITY INTEREST                                440,555         681,593

MINORITY INTEREST                                              246,563         178,750
                                                          ------------    ------------

NET INCOME                                                     193,992         502,843

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                        117,967            --
                                                          ------------    ------------

COMPREHENSIVE INCOME (LOSS)                               $    311,959         502,843
                                                          ============    ============

Net income per share - basic and diluted                  $       0.01    $       0.02
                                                          ============    ============

Weighted average number of shares outstanding - basic       30,267,875      24,523,757
                                                          ============    ============

Weighted average number of shares outstanding - diluted     31,790,652      24,523,757
                                                          ============    ============

REVENUE.

         Revenue for the three months ended on March 31, 2006 was $7,140,509, while the revenue for the three months ended March 31, 2005 was $7,172,626, representing approximately 0.45% decrease. During the reporting period, the Company introduced and promoted a new product into the Chinese market. For the new product promotion, the Company sold the new product at lower price. Thus, the increase sales volume was offset by the decrease in sale price. As the main result, the net sales amount is still in constant with the same period of last year.

COST OF GOODS SOLD

         Cost of goods sold for the three months ended on March 31, 2006 was $5,558,683 as compared to $5,477,661 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales revenues was approximately 78% for the three months ended March 31, 2006 as compared to approximately 76% for the three months ended March 31, 2005. During the reporting period, the Company took measures to eliminate the effect of price rise of raw material due to ascending oil price. Cost of goods sold maintained relatively constant during the period.

GROSS PROFIT.

         Gross profit in the three months ended on March 31, 2006 amounted at $1,581,826, as compared to $1,694,965 for the three months ended March 31, 2005, representing approximately 7% decrease. The gross profit margin for the three months ended March 31, 2006 was 22% as compared to approximately 24% for the three months ended March 31, 2005. Stable revenue and cost of good sold for the reporting period generated a relatively constant gross profit margin.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2006 was $1,043,909 as compared to $872,743 for the three months ended March 31, 2005, representing 20% increase. Financing expenses, auditing expense, legal expenses, and other professional expenses are the main reason for the significant increase in operating expenses due to the private placements and auditing activities. Some of these expenses are one time transactional expenses.

R&D.

         Research and Development cost for the three months ended March 31, 2006 was $258,075 as compared to $260,161 for the three months ended March 31, 2005. R&D cost as a percentage of revenues was 3.61% for the three months ended March 31, 2006, as compared to 3.63% for the three months ended March 31, 2005. The Company spent relatively larger portion of revenue on its R&D activities compared with the standard of Chinese pharmaceutical industry, which was 2.8% for the same period to achieve its strategic competitive advantage.

NET INCOME

         Net Income for the three months ended March 31, 2006 was $193,992 as compared to net income of $502,843 for the three months ended March 31, 2005, representing 61.42% decrease. The decrease of the net income of the Company is mainly due to the significant increase of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2006, net cash provided by operating activities was $1,009,717, net cash used in investing activities was $1,634,534, and net cash provided by financing activities was $6,531,336. Cash and cash equivalents as of March 31, 2006 was $6,985,765. This is a unique period for merger and acquisition in China. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In June of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred

Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on April 30, 2006 and this registration statment has became effective on May 11, 2006.

         Going forward, our primary requirements for cash consist of: (1) acquisition of additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (2) Continued R&D for more selected new drug projects (3) build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next three months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

MANAGEMENT ASSUMPTIONS
----------------------

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


EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES
-----------------------------------------------

         Our operating subsidiaries are located in China. Their business activities are mainly in China using Chinese Renminbi as the functional currency. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. As we rely entirely on revenues earned in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

         Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type.

         Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. At the end of March 31, 2005, the value of the Renminbi to the U.S. dollar was translated at
8.06 RMB to $1.00 USD. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We have implemented SFAS 123R effective January 2006.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable.


         SFAS No. 154 enhances the consistency of financial information between periods. We have implemented SFAS No. 154 beginning with the Company's first quarter of fiscal year 2006. Currently SFAS No. 154 does not have a material impact on the Company's results of operations, financial position or cash flows.

         The implementation of the above pronouncements is does not currently have a material effect on the Company's financial statement presentation or disclosures.


ITEM 3.     CONTROLS and PROCEDURES

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

         Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

The  following  exhibits  are  filed as part of this  quarterly  report  on Form
10-QSB:

EXHIBIT
NUMBER            DESCRIPTION
------            --------------------------------------------------------------

10.1 Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed with the SEC on February 8, 2006)

10.2 Form of Registration Rights Agreement in connection with the private placement of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed with the SEC on February 8, 2006)

10.3 Form of common stock purchase warrant issued in the private placement of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.3 to form 8-K/A filed with the SEC on February 8, 2006)

10.4 Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.1to Form 8-K filed with the SEC on March 14, 2006)

10.5 Form of Registration Rights Agreement in connection with the private placement of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 14, 2006)

10.6 Form of common stock purchase warrant issued on March 10, 2006 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on March 14, 2006)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ MAO Peng
                                     -------------------------------------------
                                     Name:  MAO Peng
                                     Title: Chairman and Chief Executive Officer
                                     Date: May 18, 2006


                                     By: /s/ HUNAG Chentai
                                     -------------------------------------------
                                     Name:  HUANG Chentai
                                     Title: Chief Financial Officer
                                     Date: May 18, 2006