Form 10QSB
period 2006-06-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-08-14
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period ended June 30, 2006
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Delaware                                  13-2949462
-------------------------------             ---------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        Suite 602, China Life Tower
           No. 16, Chaowai Street
         Chaoyang District, Beijing
                   China                                         100020
  ----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (86) 10 8525 1616

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:

Title of Each Class of                    Number of Shares Outstanding
Equity Securities                         as of June 30, 2006
---------------------------------------   --------------------------------------
Common Stock, $0.01 par value             37,341,676

Transitional Small Business Disclosure Format:  Yes:  |_|     No:  |X|

TABLE OF CONTENTS

                                                                              Page
                                                                             ------
PART I - FINANCIAL INFORMATION ..................................................4

  ITEM 1. FINANCIAL STATEMENTS ..................................................4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ............................................31

  ITEM 3. CONTROL AND PROCEDURES ...............................................39

PART II - OTHER INFORMATION ....................................................40

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........40

  ITEM 5. OTHER EVENTS..........................................................40

  ITEM 6. EXHIBITS .............................................................40

            References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENT

           CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                       AS OF JUNE 30, 2006

                                     ASSETS
                                     ------
                                                                       June 30,
                                                                         2006
                                                                     ------------
                                                                      (Unaudited)
                                                                     ------------
CURRENT ASSETS:
   Cash                                                              $  3,167,439
   Accounts receivable, trade, net of allowance
     for doubtful accounts of $753,158
     and $525,391 for June 30, 2006
     and December 31, 2005, respectively                               11,132,994
   Accounts receivable, related parties                                    70,112
   Other receivables                                                    2,690,617
   Other receivables - related parties                                    164,894
   Advances to suppliers                                                  814,941
   Prepaid expenses                                                        67,135
   Inventories                                                          6,677,137
                                                                     ------------
     Total current assets                                              24,785,269
                                                                     ------------

PLANT AND EQUIPMENT, net                                               12,772,244
                                                                     ------------

OTHER ASSETS:
   Intangible asset, net                                               12,696,792
   Long term notes receivable                                             800,800
   Long term other receivables - related parties                        1,431,438
   Restricted cash                                                        982,991
   Other assets                                                            47,115
                                                                     ------------
     Total other assets                                                15,959,136
                                                                     ------------

       Total assets                                                  $ 53,516,649
                                                                     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                     ------------

CURRENT LIABILITIES:
   Accounts payable                                                  $  6,397,065
   Accounts payable - related parties                                     146,008
   Short-term loans                                                     7,549,560
   Other payables                                                         346,137
   Other payables - related parties                                       682,132
   Investment payable                                                     465,119
   Customer deposits                                                      565,782
   Notes payable                                                        1,653,211
   Short-term convertible notes payable                                        --
   Taxes payable                                                        1,312,964
   Dividends payable                                                           --
   Other accrued liabilities                                              605,389
                                                                     ------------
     Total current liabilities                                         19,723,367
                                                                     ------------

LONG TERM LIABILITIES:
   Long term debt                                                      11,000,000
   Long term debt - related parties                                       460,039
                                                                     ------------
     Total long term liabilities                                       11,460,039
                                                                     ------------

     Total liabilities                                                 31,183,406
                                                                     ------------

MINORITY INTEREST                                                       5,313,448
                                                                     ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized;
     930,000 shares Issued and outstanding as of June 30, 2006              9,300
   Common stock, $0.01 par value, 200,000,000 shares authorized;
     37,341,676 shares issued and outstanding as of June 30,2006          373,417
   Paid-in capital                                                     13,570,591
   Capital receivable                                                    (252,471)
   Deferred compensation                                                  (24,000)
   Statutory reserves                                                   2,529,945
   Retained earnings                                                      137,820
   Accumulated other comprehensive income                                 675,193
                                                                     ------------
     Total shareholders' equity                                        17,019,795
                                                                     ------------

       Total liabilities and shareholders' equity                    $ 53,516,649
                                                                     ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                Three months ended June 30,      Six months ended June 30,
                                                               ----------------------------   ----------------------------
                                                                   2006            2005           2006            2005
                                                               ------------    ------------   ------------    ------------
                                                                 (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                                                               ------------    ------------   ------------    ------------
REVENUES                                                       $  9,776,364    $  3,642,565   $ 16,916,873    $  5,631,073

COST OF GOODS SOLD                                                7,122,201       2,835,430     12,680,884       3,934,497
                                                               ------------    ------------   ------------    ------------

GROSS PROFIT                                                      2,654,163         807,135      4,235,989       1,696,576
                                                               ------------    ------------   ------------    ------------

OPERATING EXPENSES
     Research and development expenses                              240,747                       498,822
     Selling, general and administrative expenses                   892,019         604,177      1,677,853         961,545
                                                               ------------    ------------   ------------    ------------
        Total Operating Expenses                                  1,132,766         604,177      2,176,675         961,545
                                                               ------------    ------------   ------------    ------------

INCOME  FROM OPERATIONS                                           1,521,397         202,958      2,059,314         735,031
                                                               ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income ( expenses)                                   (181,976)             --       (259,765)             --
     Other income (expenses)                                        194,405          24,524        174,832         (12,575)
                                                               ------------    ------------   ------------    ------------
        Total Other Income (expenses)                                12,429          24,524        (84,933)        (12,575)
                                                               ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                                        1,533,826         227,482      1,974,381         722,456

PROVISION FOR INCOME TAXES                                          160,472              --        160,472              --
                                                               ------------    ------------   ------------    ------------

INCOME BEFORE MINORITY INTEREST                                   1,373,354         227,482      1,813,909         722,456

MINORITY INTEREST                                                   410,748         102,023        657,311         189,330
                                                               ------------    ------------   ------------    ------------

NET INCOME                                                          962,606         125,459      1,156,598         533,126

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment                        401,137              --        519,104              --
                                                               ------------    ------------   ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                    $  1,363,743    $    125,459   $  1,675,702    $    533,126
                                                               ============    ============   ============    ============

NET INCOME PER SHARE - BASIC AND DILUTED                       $       0.04    $      0.005   $       0.05    $       0.02
                                                               ============    ============   ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC           33,662,770      25,347,099     33,662,770      25,347,099
                                                               ============    ============   ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED         34,592,770      25,436,688     34,592,770      25,436,688
                                                               ============    ============   ============    ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

                                                             Common Stock              Preferred Stock
                                                      --------------------------------------------------    Paid-in      Capital
                                                          Shares      Amount       Shares        amount     Capital     Receivable
                                                      ------------ ------------ ------------  ---------- ------------  ------------
BALANCE, December 31, 2004                              24,358,757      243,588                             1,363,601            --
  Shares issued for services                               175,000        1,750                               122,817            --
  Common shares issued for lab use right                   300,000        3,000                               297,000
  Shares issued for Erye acquisition                     3,300,000       33,000                             1,617,000            --
  Preferred shares issued                                                          1,090,000      10,900      945,245            --
  Net income
  Statutory reserves
  Foreign currency translation adjustments
                                                      ------------ ------------ ------------  ---------- ------------  ------------
BALANCE, June 30, 2005, Unaudited                       28,133,757      281,338    1,090,000      10,900    4,345,663            --
  Adjustment for shares issued for Hengyi acquisition                                                        (667,974)           --
  adjustment for shares issued for lab use right                --           --                              (270,000)
  Common shares issued for services                        482,959        4,829                               110,319            --
  Capital receivable                                                                                                       (252,471)
  Deferred compensation
  Preferred shares issued                                                             62,500         625       54,199            --
  Net income
  Statutory reserves
  Foreign currency translation adjustments
                                                      ------------ ------------ ------------  ---------- ------------  ------------
BALANCE, December 31, 2005                              28,616,716 $    286,167    1,152,500  $   11,525 $  3,572,207  $   (252,471)
  Common shares issued for cash                          7,831,863       78,319                             6,845,090
  Common shares issued for services                         50,000          500                                 4,500
  Common shares issued for note conversion                 399,820        3,998                               421,002
  Common shares issued for preferred stock conversion      443,277        4,433     (312,500)     (3,125)      (1,308)
  Preferred shares issued                                                             90,000         900       89,100
  Assumed warrants to issue common stocks                                                                   2,640,000
  Net income
  Statutory reserves
  Dividends paid to preferred stock shareholders
  Foreign currency translation adjustments
                                                      ------------ ------------ ------------  ---------- ------------  ------------
BALANCE, June 30, 2006, Unaudited                       37,341,676      373,417      930,000       9,300   13,570,591      (252,471)
                                                      ============ ============ ============  ========== ============  ============


                                                                                                    Accumulated
                                                                     Unappropriated                    Other
                                                          Deferred       Retained     Statutory    Comprehensive
                                                        Compensation     Earnings      Reserves     Income (Loss)     Totals
                                                        ------------   ------------  ------------   ------------   ------------
BALANCE, December 31, 2004                                        --        530,861        60,750         (3,339)     2,195,461
  Shares issued for services                                      --                                                    124,567
  Common shares issued for lab use right                                                                                300,000
  Shares issued for Erye acquisition                              --                                                  1,650,000
  Preferred shares issued                                         --                                                    956,145
  Net income                                                                533,126                                     533,126
  Statutory reserves                                                             --            --                            --
  Foreign currency translation adjustments                                                                                   --
                                                        ------------   ------------  ------------   ------------   ------------
BALANCE, June 30, 2005, Unaudited                                 --      1,063,987        60,750         (3,339)     5,759,299
  Adjustment for shares issued for Hengyi acquisition             --                                                   (667,974)
  adjustment for shares issued for lab use right                                                                       (270,000)
  Common shares issued for services                               --                                                    115,148
  Capital receivable                                                                                                   (252,471)
  Deferred compensation                                      (24,000)                                                   (24,000)
  Preferred shares issued                                         --                                                     54,824
  Net income                                                                394,470                                     394,470
  Statutory reserves                                                       (383,873)      383,873                            --
  Foreign currency translation adjustments                                                               159,428        159,428
                                                        ------------   ------------  ------------   ------------   ------------
BALANCE, December 31, 2005                              $    (24,000)  $  1,074,584  $    444,623   $    156,089   $  5,268,724
  Common shares issued for cash                                                                                       6,923,409
  Common shares issued for services                                                                                       5,000
  Common shares issued for note conversion                                                                              425,000
  Common shares issued for preferred stock conversion                                                                        --
  Preferred shares issued                                                                                                90,000
  Assumed warrants to issue common stocks                                                                             2,640,000
  Net income                                                              1,156,598                                   1,156,598
  Statutory reserves                                                     (2,085,322)    2,085,322                            --
  Dividends paid to preferred stock shareholders                             (8,040)                                     (8,040)
  Foreign currency translation adjustments                                                               519,104        519,104
                                                        ------------   ------------  ------------   ------------   ------------
BALANCE, June 30, 2006, Unaudited                            (24,000)       137,820     2,529,945        675,193     17,019,795
                                                        ============   ============  ============   ============   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                     2006           2005
                                                                                  -----------    -----------
                                                                                  (Unaudited)   (Unaudited)
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 1,156,598    $   533,126
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                  569,970         70,666
       Minority interest                                                              657,311        479,675
   Change in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                                                         (1,666,058)     3,255,680
       Accounts receivable, related parties                                           (69,787)            --
       Notes receivable                                                                47,434             --
       Other receivables and prepayments                                           (1,505,219)      (137,387)
       Other receivables - related parties                                         (1,437,177)            --
       Long term other receivables - related parties                               (1,424,806)            --
       Advances to suppliers                                                          299,649             --
       Other assets                                                                        --        307,974
       Inventories                                                                   (835,285)      (408,946)
       Restricted cash                                                                357,489             --
     Increase (decrease) in liabilities:
       Accounts payable                                                                28,474             --
       Accounts payable - related parties                                             (96,729)            --
       Other payables and accrued liabilities                                        (115,589)    (4,007,403)
       Other payables - related parties                                             2,654,626            (22)
       Customer deposits                                                             (183,762)       186,963
       Taxes payable                                                                   61,661        (19,029)
                                                                                  -----------    -----------
         Net cash provided by (used in ) operating activities                      (1,501,200)       261,297
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition - cash paid                                                  (500,000)      (200,000)
   Cash acquired from business acquisition                                            415,361             --
   Purchase of intangible asset                                                      (348,936)            --
   Purchase of property and equipment                                                (505,623)      (164,693)
   Payment to Erye's shareholders                                                    (430,000)            --
   Dividend paid to Erye's former shareholders                                       (186,930)            --
   Payments for long-term loans receivable                                           (798,480)            --
                                                                                  -----------    -----------
         Net cash used in investing activities                                     (2,354,608)      (364,693)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                           90,000        397,000
   Proceeds from issuance of common stock                                           7,348,409      1,090,000
   Proceeds (payments) on loans payable                                              (547,760)       156,962
   Proceeds (payments) on short-term convertible notes                               (425,000)       475,000
   Payments on long-term debts                                                       (604,376)            --
   Proceeds from long-term debts - related parties                                     40,097             --
                                                                                  -----------    -----------
         Net cash provided by financing activities                                  5,901,370      2,118,962
                                                                                  -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                        95,271             --
                                                                                  -----------    -----------

INCREASE IN CASH                                                                    2,140,833      2,015,566

CASH, beginning of period                                                           1,026,606        467,036
                                                                                  -----------    -----------

CASH, end of period                                                               $ 3,167,439    $ 2,482,602
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                                        $        --    $    72,493
                                                                                  ===========    ===========

Cash paid for interest expense                                                    $   154,348        149,591
                                                                                  ===========    ===========

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

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. Our auditors are currently engaged to audit the financial statements of Tianyin. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operation control of Tianyin at this moment and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction has been in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the six months ended June 30, 2006.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1- ORGANIZATION AND OPERATIONS , (continued)

On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by us to acquire 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume the $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed on Note 15 - Business Combinations.

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

Since the Tianyin's transaction is in the evaluation process, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the six months ended June 30, 2006.

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

Basis of Presentation, (continued)

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Patent and Development Costs

The patent and development costs represent patented pharmaceutical formulas, on which we have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell it within not more than two months, otherwise the patent and development costs will be subject to amortization over its estimated useful life period. Such costs comprise purchase costs of patented pharmaceutical formulas, development costs, raw materials and other related expenses of pharmaceutical formulas. Patent and development costs are accounted for on an individual basis. The carrying value of patent and development costs is reviewed for impairment annually when events changes in circumstances indicate that the carrying value may not be recoverable. Research and Development Costs

Research and development (or "R&D) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred. The costs of the acquisition of technology is capitalized if it has alternative future uses in other research and development projects or otherwise.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at June 30, 2006 amounted to $3,167,439 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature.

Revenue and Revenue Recognition

We have three categories of revenue resources, revenue from sales of new drugs formulas, revenue from R&D service rendered by the Company and revenue from sales of medical product.

The Company recognizes revenue from product and drug formula sales when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. Allowances are established for estimated rebates, wholesaler charge backs, prompt pay sales discounts, product returns, and bad debts.

For revenue from R&D service, revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign Currency Translation, (continued)

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $519,104 and $0 for the six months ended June 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to 1.00 USD as compared to 8.26 RMB at June 30, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.02 RMB to 1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

As of June 30, 2006, the Company's issued and outstanding shares of Series A convertible preferred stock was 930,000. The Company computed the Diluted EPS by taking into account the dilutive effect of the preferred stock issued and determined that there was no material difference between Basic and Diluted EPS for the six months ended June 30, 2006 and 2005. We also took into account the warrants we issued for computation of Earnings per share. We decided that all the warrants were anti-dilutive because the excise prices were higher than market price in the period presented. The number of shares used in computing diluted earnings per share for the six months ended June 30, 2006 and 2005 amounted to 34,592,770 which included 930,000 weighted average number of convertible preferred stock, and 25,436,688, respectively. The number of shares used in computing basic earnings per share for the six months ended June 30, 2006 and 2005 were 33,662,770 and 25,347,099 respectively. Basic and Diluted earnings per share for the six months ended June 30, 2006 and 2005 amounted to
0.05 and 0.02, respectively.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid amounted to $154,348 and $149,591 for the six months ended June 30, 2006 and 2005, respectively.

No income tax payments were paid for the six months ended June 30, 2006 and 2005.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, (continued)

During 2005, the Company issued 657,959 shares of common stock for services. The fair market value of the services received was $239,715.

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University for a lab use right.

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased from $525,391 at December 31, 2005 to $753,158 at June 30, 2006. This increase is mainly due to the acquisition of Enshi.

As of June 30, 3006, accounts receivable consist of the following:

Accounts receivable                              11,886,152
Allowance for doubtful accounts                    (753,158)
                                         -------------------
Accounts receivable, net                         11,132,994
                                         ===================

Note 5-  INVENTORIES

Inventories consisted of the following at June 30, 2006:

                                                                   June 30, 2006
                                                                      ----------
Raw materials                                                         $1,651,570
Packaging supplies                                                       320,853
Sundry supplies                                                            7,556
Work in process                                                        2,333,704
Finished goods                                                         2,363,454
                                                                      ----------
                                                                      $6,677,137
                                                                      ==========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6-  PLANT AND EQUIPMENT

Plant and equipment consist of the following as of June 30, 2006:

                                                                   June 30, 2006
                                                                    ------------
Plant                                                                  7,454,685
Office equipment                                                         853,182
Machinery                                                              9,860,055
Automobiles                                                              767,769
Construction in progress                                                 656,945
                                                                    ------------
Total plant and equipment                                             19,592,636
Less: Accumulated depreciation                                         6,820,392
                                                                    ------------
Fixed assets (net)                                                    12,772,244
                                                                    ============

Depreciation expense for the six months ended June 30, 2006 and 2005 was $491,459 and $70,666, respectively.

Note 7-  OTHER ASSETS

Intangible Assets - Land use rights

                                                               June 30, 2006
                                                              -----------------
Hengyi         Cost of land use right                                1,527,440
               Less: Accumulated amortization                         (109,467)
                                                              -----------------
                                                                     1,417,973
                                                              -----------------

Erye           Cost of land use right                                6,372,436
               Less: Accumulated amortization                         (350,049)
                                                              -----------------
                                                                     6,022,387
                                                              -----------------

Enshi          Cost of land use right                                4,688,236
               Less: Accumulated amortization                         (317,173)
                                                              -----------------
                                                                     4,371,063
                                                              -----------------

               Cost of drug patent                                   1,228,711
               Less: Accumulated amortization                         (343,342)
                                                              -----------------
                                                                       885,369
                                                              -----------------

Total intangible assets, net                                        12,696,792
                                                              =================

Amortization expense for the six months ended June 30, 2006 and 2005 was $78,511 and $0, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited to bank but subject to withdrawal with restrictions according to the agreement with bank. The following list the depositors, the amount and names of the bank as of June 30, 2006:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7-  OTHER ASSETS, (continued)

Restricted Cash, (continued)

Depositor       Name of Bank                         Amount
--------------  -----------------------------  ---------------
Hengyi          Taicang Chengxiang Bank               197,816

Erye            Hua Xia Bank, Suzhou                  785,175
                                               ---------------
Total                                                 982,991
                                               ===============

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. According to loan agreements, the Company has first priority to purchase the new drug rights if the projects were successfully completed. If the company gave up the right, the debtors need to repayment the loans plus 3% interest per annum within one month after the drug rights were sold. If on or before February 28, 2010, the R&D projects were not able to complete or failed , the debtors need to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of June 30, 2006, the total amount of the long term notes receivable was $800,800. 51% of ownership equity of the debtor was pledged for the loan.

Note 8- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiaries        Amount            Due from                Term               Manner of settlement
----------------    ---------------   ---------------------   ---------------    --------------------------
Keyuan                      70,112    Suzhou Wanqing          Short term         To be received
                                                                                 in cash
                    ---------------
Total                       70,112
                    ===============

As of June 30, 2006, total accounts receivables due from related parties were $70,112.

Other Receivables - Related Parties

Subsidiaries        Amount          Due from                        Term             Manner of settlement
-----------------   -------------   ------------------------------  --------------   ----------------------
Keyuan                    41,317    Shareholder of Keyuan           Short term       To be received in cash
Sintofarm                 81,117    Shareholder of Sintofarm        Short term       To be received in cash
CBC                       42,460    Advance to shareholders         Short term       To be received in cash
                    -------------
Total                    164,894
                    =============

As of June 30, 2006, total receivables due from related parties were $164,894.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8- RELATED PARTIES TRANSACTIONS, (continued)

Accounts Payable - Related Parties

Subsidiaries       Amount           Due to                 Term           Manner of settlement
----------------   --------------   ---------------------  ------------   -------------------------
Hengyi                    48,172    Suzhou Wanqing         Short term     To be paid in cash
Sintofarm                 97,836    Wujaing Hengyi         Short term     To be paid in cash
                   --------------
Total                    146,008
                   ==============

As of June 30, 2006, total accounts payable due to related parties were $146,008.

Other Payables - Related Parties

Subsidiaries            Amount            Due to                   Term           Manner of settlement
---------------------   ---------------   ----------------------   -------------  -------------------------
Erye and Hengyi                682,132    Erye Jinmao and          Short term     To be paid in cash
                                          Su Zhou Wanqing

As of June 30, 2006, total other payables due to related parties were $682,132

Long Term Other Receivables - Related Parties

Subsidiary          Amount            Due to                        Term           Manner of settlement
------------------  ----------------  ---------------------------   -------------  ------------------------

Hengyi                    1,431,438   Shareholder of Hengyi         Long term      To be received in cash
                                                                                   in three installments.

Long Term Debt - Related Parties

Subsidiary          Amount            Due to                        Term           Manner of settlement
------------------  ----------------  ---------------------------   -------------  ------------------------
Erye                        460,039   Erye Jinmao                   Long term      To be paid in five
                                                                                   years in cash.

As of June 30, 2006, the Company's subsidiary Erye had a remaining outstanding payable to Erye Jingmao Limited ("Jingmao") in the amount of $460,039.

Note 9- PAYABLES

Notes Payable - $ 1,653,211

The Company's subsidiary Erye has $1,653,211 notes payable to Erye's vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10-   MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye and approximately 76% ownership interest in Hengyi; while Hengyi controls a 50% ownership interest of Sintofarm. The Company's wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan. There is no minority interest in Enshi since the Company owns 100% of Enshi.

                                            Ownership                           Minority
              Equity of the                     in                             Interest in
              Subsidiaries                 Subsidiaries                        Subsidiaries
                  as of           ---------------------------        ----------------------------
Subsidiary    June 30, 2006       Percentage         Amount          Percentage         Amount
----------    -------------       ----------    --------------       ----------    --------------
Erye         $    7,077,200            51.00%   $    3,609,372            49.00%   $    3,467,828
Keyuan            1,316,774            90.00%        1,185,097            10.00%          131,677
Hengyi            3,475,646            75.76%        2,633,149            24.24%          842,497
Sintofarm         1,742,892            50.00%          871,446            50.00%          871,446
Enshi            15,567,617           100.00%       15,567,617             0.00%               --
             --------------                     --------------                     --------------
Total        $   29,180,129                     $   23,866,681                     $    5,313,448
             ==============                     ==============                     ==============

Note 11-   STATUTORY RESERVES

According to Chinese Corporation Law, a company incorporated in China is required to contribute an amount of no less then 15% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee's benefits. The following list the provision of statutory reserves as of June 30, 2006.

    Year                       Amount
--------------              --------------

    2004                  $     1,135,001
    2005                        1,152,036
    2006                          242,908
                            --------------
    Total                 $     2,529,945
                            ==============

Note 12-   INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2005, of the Company's subsidiaries, Hengyi, Keyuan, Sintofarm, Enshi were exempt from CIT, while Erye was subject to a 33% income tax rate for the year of 2005. Erye was granted income tax exemption for two years commencing from January 1, 2006.

The Company's income tax expense for the six months ended June 30, 2006 and 2005 are $160,472 and 0, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12-   INCOME TAXES, (continued)

Corporation Income Tax (CIT), (continued)

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

The following list depicts the tax preference rate applicable to the subsidiaries and the applicable years:

                          Full Exemption Period           Half-Reduction Period
                          -----------------------------   ------------------------------
Subsidiaries              Period           Tax Rate       Period            Tax Rate
----------------------    -------------    ------------   -------------     ------------
Nanjing Keyuan            2005-2006        0.00%          2007-2009         16.50%
Suzhou Hengyi             2005-2006        0.00%          2007-2009         16.50%
Suzhou Erye               2006-2007        0.00%          2008-2010         16.50%
Shengyang Enshi           2004-2005        0.00%          2006-2008         15.00%

After the income tax preference period expired, a 33% income tax rate is applicable.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                          June 30, 2006
                                                        2006           2005
                                                      ---------      ---------
U.S. Statutory rate                                       34.0  %        34.0 %
Foreign income not recognized in USA                     (34.0)         (34.0)
China income taxes                                        33.0           33.0
Income tax exempted                                      (33.0)         (33.0)
                                                      ---------      ---------
Total provision for income taxes                             -  %           - %
                                                      =========      =========

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2006 and 2005 amounted to $491,074 and $238,410, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for June 30, 2006 and 2005 to $0.01 and $0.009, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12-   INCOME TAXES, (continued)

Business Tax ("BT"), (continued)

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

Note 13- LOANS

Long Term Bank Loans

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Notes 15-Business Combination. The interest of the loan shall be paid semi-annually with an annual rate of 11%. The Company paid off $500,000 ahead of the payment schedule. As of June 30, 2006, the balance of the long-term debt was $11,000,000.The following lists the repayment schedule of the principal of the loan.

                             Amount
                       ---------------------
               2006    $                 --
               2007               2,875,000
               2008               5,750,000
               2009               2,375,000
Thereafter                               --
                       ---------------------
                                 11,000,000
                       =====================

Short Term Bank Loans

The Company has a total amount of $7,549,560 in short term loans from four different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 5.2%.

Interest expense for the six months ended June 30, 2006 and 2005 was $259,765 and $0, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the six months ended June 30, 2006 and 2005 the Company recognized rent expense of $13,476 and $7,030, respectively.

As of June 30, 2006, the Company has outstanding commitments in respect of non-cancelable operating leases, which fall due as follows:

Note 14- COMMITMENTS AND CONTINGENCIES, (continued)

                    Amount
                 --------------
         2006    $      13,475
         2007           29,650
         2008           32,610
         2009           35,870
Thereafter              39,000

Note 15- BUSINESS COMBINATIONS

Erye acquisition

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

                                                                   Acquired (Assumed)
               Item                                 Fair Value      by the Company
--------------------------------------------       -----------       -----------
Current assets                                     $ 8,601,786         4,386,911
Property, plant, and equipment                       4,305,631         2,195,872
Intangible assets                                  $ 7,755,221         3,955,162
Other assets                                         1,178,000           600,780
                                                   -----------       -----------
Total assets                                        21,840,637        11,138,725
                                                   -----------       -----------

Current liability                                   11,465,031         5,847,166
Ling term liability                                  1,257,959           641,559
                                                   -----------       -----------
Total liabilities                                   12,722,990         6,488,725

Net assets                                           9,117,647         4,650,000
                                                   ===========       ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15- BUSINESS COMBINATIONS, (continued)

Erye acquisition, (continued)

The original purchase price amounted to $80,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the Board Directors decided to amend the purchase price for 51% of ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in a write down of goodwill and equity. As of December 31, 2005, $2,200,000 of cash contribution has not been made. The Company contributed the $2,200,000 in full by the end of April, 2006.

In determining the cost of the acquired equity, we considered all aspect of the acquisition and weighted the consideration we paid and the assets we received. Since we have an independent appraisal report on Erye's assets and liabilities and according to our management's understanding and judgment about Erye's assets and liabilities, we believed that the net fair value of assests acquired and debt assumed was more determinable and evident. The value of our equity was recognized as a residual value of total net assets we received, deducting the cash $2,200,000 we paid in installment.

We accounted for the business acquisition in conformity with SFAB 141 Business Combination. Sepcifically, we depend on Paragraph 20-24 in arriving at the fair of our equity. As there is no quoted price at that point of time, we believe the fair value of assets we acquired was a reliable base for determine the fair value of our equity.

Enshi acquisition

On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by us to acquire 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume the $11,500,000 debt of RACP.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15- BUSINESS COMBINATIONS, (continued)

Enshi acquisition, (continued)

Assets acquired and debts assumed of the transaction are listed as below:

                                                                   Acquired (Assumed)
               Item                                 Fair Value      by the Company
--------------------------------------------       -----------       -----------
Current assets                                     $ 6,840,881         6,840,881
Property, plant, and equipment                       7,188,912         7,188,912
Intangible assets                                  $ 5,253,973         5,253,973
                                                   -----------       -----------
Total assets                                        19,283,766        19,283,766
                                                   -----------       -----------

Total liabilities                                    4,593,766         4,593,766
                                                   -----------       -----------

Net assets                                          14,690,000        14,690,000
                                                   ===========       ===========

The acquisition generated no goodwill since total consideration was equal to total net assets acquired. In determining the cost of the acquisition, we considered all aspect of the acquisition and weighted the consideration we paid and the assets we received. We applied the Black-Scholes model method to determine the value of the warrants, which was at $0.22 per unit. Thus we concluded the total consideration was $14,690,000. We determined the fair value of the acquired assets of Enshi based on an independent appraisal. The fair value of Enshi's net assets was in accordance with the independent appraisal was $16,683,503.63, exceeding our total consideration by $1,993,504. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Enshi's fixed assets and intangible assets that would have been assigned to those assets. As a result, we arrived at the above list of amount of assets acquired and debt assumed.

Pro Forma

The following unaudited pro forma condensed income statement for six months ended June 30, 2006 and balance sheet were prepared under Generally Accepted Accounting Principles and as if the acquisition of Enshi had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Sales                                                                $20,269,829
Cost of Goods Sold                                                    13,548,650
                                                                     -----------

Gross Profit                                                           6,755,547
Operating Expenses                                                     2,953,483
Income Tax                                                               160,472
Minority Interest                                                        657,311
                                                                     -----------

Net Income                                                           $ 2,984,281
                                                                     ===========

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

Pursuant to the Notes Subscription Agreement, we are required to file with the Securities and Exchange Commission ("SEC") a registration statement within 120 days after the issuance date of the Notes and the Notes Warrants, which registers all the shares to which the Notes may be converted and the shares underlying the Notes Warrants issued or issuable to the Notes Subscribers and WestPark in the private placement. In addition, pursuant to the Notes Subscription Agreement, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. The related penalties prior to the SB-2 effective date were accounted for and recorded by the Company. The SB-2 was filed and effective on May 11, 2006.

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

In addition, pursuant to Initial Preferred A Subscription Agreement and Subsequent Preferred A Subscription Agreement we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. The related penalties prior to the SB-2 effective date were accounted for and recorded by the Company. The SB-2 was filed and effective on May 11, 2006.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16- SHAREHOLDERS' EQUITY, (continued)

On April 1, 2005, the company entered into an advisory agreement with Robin Smith as the Chairman of Company's Advisory Board for a period of one year. The terms of the agreement are for Ms. Smith to receive 60,000 shares of unregistered plus three year warrants to purchase 35,000 shares of common stock of the Company at an exercise price equal to $2.00. The shares of common stock were issued to Ms. Smith in 2005.

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

Note 17- SUBSEQUENT EVENTS

On August 3, the Company has filed an application with the American Stock Exchange ("AMEX") to list its shares of common stock on the AMEX.

On August 10, 2006, the Company entered into an agreement with Zixun Capital Limited ("Zixun") to issue 1,100,000 shares of common stock to Zixun to compensate Zixun for introducing Enshi and its assistance in the Enshi acquisition negotiation and for providing a third party guarantee of up to $1 million to former Enshi shareholders to secure the completion of the acquisition of Enshi.

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

         On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operation control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of its common stock to existing shareholders of Tianyin or their designees and also agreed to invest an amount of US$2 million into Tianyin operations. Additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches at least US$3,000,000. Our auditors are currently engaged to audit the financial statements of Tianyin. The unaudited numbers are substantially lower than the agreed to targets.. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operation control of Tianyin at the moment and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchased price. Appropriate disclosure will be announced upon the final determination by the board of the directors.

            On May 16, 2006, we entered into a Conditional Stock Purchase Agreement with RACP Pharmaceutical Holdings Ltd., a British Virgin Islands company ("RACP") and certain other parties to ultimately acquire 100% ownership interest in Shenyang Enshi Pharmaceutical Co, Ltd. ("Enshi"), a pharmaceuticals manufacturer. On June 6, 2006, our management moved into Enshi's offices and acquired effective control of Enshi's operations. On June 30, 2006, all required paperwork and legal procedures and audit procedures have been completed and the title ownership of 100% of Enshi has been transferred to us.

On August 3, the Company has filed an application with the American Stock Exchange ("AMEX") to list its shares of common stock on the AMEX.

Results of operations for the six months ended June 30, 2006 is below:

                          ENSHI PHARMACEUTICALS LTD CO
               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                       Six months ended June 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
                                                      (Unaudited)  (Unaudited)
                                                     -----------    -----------
REVENUES                                             $ 6,018,108    $ 6,144,158

COST OF GOODS SOLD                                     2,264,701      2,562,910
                                                     -----------    -----------

GROSS PROFIT                                           3,753,407      3,581,247
                                                     -----------    -----------

OPERATING EXPENSES
     Research and development expenses                         0         22,453
     Selling, general and administrative expenses        614,454        615,676
                                                     -----------    -----------
        Total Operating Expenses                         614,454        638,129
                                                     -----------    -----------

INCOME  FROM OPERATIONS                                3,138,954      2,943,119
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income ( expenses)                         (20,158)       (53,193)
     Other income (expenses)                              32,110         12,450
                                                     -----------    -----------
        Total Other Income (expenses)                     11,952        (40,743)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                             3,150,906      2,902,376

PROVISION FOR INCOME TAXES                               472,145              0
                                                     -----------    -----------

NET INCOME                                             2,678,761      2,902,376

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

REVENUE AND REVENUE RECOGNITION

         We have three categories of revenue resources, revenue from sales of new drugs formulas, revenue from R&D service rendered by the Company and revenue from sales of medical product.

      The Company recognizes revenue from product and drug formula sales when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. Allowances are established for estimated rebates, wholesaler charge backs, prompt pay sales discounts, product returns, and bad debts.

      For revenue from R&D service, revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment.

ACCOUNTS RECEIVABLE

            Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our accounts receivable are concentrated in numbers of pharmaceutical manufacturers. We believe that a significant change in the liquidity or financial position of few of our big customers would have a material adverse impact on the collectibility of the Company's accounts receivable. Based upon our historical experience, payment delays may materially influence our financial and operating results.

INCOME TAX

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

            On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"). The operating results for the three months ended June 30, 2005 reported in our quarterly report on Form 10-QSB filed with the SEC on August 15, 2005 included Erye's results for the period of June 11, 2005 to June 30, 2005.. We took actual control of Enshi on June 6, 2006. and the operating results for the three months ended June 30, 2006 reported in this quarterly report includes Enshi's results for the period of June 6, 2006 to June 30, 2006.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                   Three months ended June 30,
                                                                  ------------    ------------
                                                                      2006            2005
                                                                  ------------    ------------
                                                                   (Unaudited)     (Unaudited)
                                                                  ------------    ------------
REVENUES                                                          $  9,776,364    $  3,642,565

COST OF GOODS SOLD                                                   7,122,201      2,835,430,
                                                                  ------------    ------------

GROSS PROFIT                                                         2,654,163         807,135
                                                                  ------------    ------------

OPERATING EXPENSES
     Research and development expenses                                 240,747               0
     Selling, general and administrative expenses                      892,019         604,177
                                                                  ------------    ------------
        Total Operating Expenses                                     1,132,766         604,177
                                                                  ------------    ------------

INCOME  FROM OPERATIONS                                              1,521,397         202,958
                                                                  ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income ( expenses)                                      (181,976)             0-
     Other income (expenses)                                           194,405          24,524)
                                                                  ------------    ------------
        Total Other Income (expenses)                                   12,429          24,524
                                                                  ------------    ------------

INCOME BEFORE INCOME TAXES                                           1,533,826         227,482

PROVISION FOR INCOME TAXES                                             160,472              0-
                                                                  ------------    ------------

INCOME BEFORE MINORITY INTEREST                                      1,373,354         227,482

MINORITY INTEREST                                                      410,748         102,023
                                                                  ------------    ------------

NET INCOME                                                             962,606         125,459

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment                           401,137               0
                                                                  ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                       $  1,363,743    $    125,459
                                                                  ============    ============

NET INCOME PER SHARE - BASIC AND DILUTED                          $       0.04    $      0.005
                                                                  ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC              33,662,770      25,347,099
                                                                  ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED            34,592,770      25,436,688
                                                                  ============    ============

REVENUE

            Revenue for the three months ended on June 30, 2006 was $9,776,364, while the revenue for the three months ended June 30, 2005 was $3,642,565, representing an approximately 168% increase. The increase is attributable mainly to strong organic growth of revenue generated by Erye, as well as to revenue generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the three months ended June 30, 2005.

COST OF GOODS SOLD

Cost of goods sold for the three months ended on June 30, 2006 was $7,122,201 as compared to $2,835,430 for the three months ended June 30, 2005. Cost of goods sold as a percentage of sales revenues was approximately 72% for the three months ended June 30, 2006 as compared to approximately 78% for the three months ended June 30, 2005. The decrease of cost of goods sold as a percentage of sales revenues is primarily attributable to the acquisition of Enshi.

GROSS PROFIT

            Gross profit in the three months ended on June 30, 2006 amounted at $2,654,163, as compared to $807,135 for the three months ended June 30, 2005, representing approximately 229% increase. The gross profit margin for the three months ended June 30, 2006 was 27% as compared to approximately 22% for the three months ended June 30, 2005. The increase in gross profit margin is mainly due to Enshi's high gross profit margin.

OPERATING EXPENSES

            Operating expenses for the three months ended June 30, 2006 were $1,132,766 as compared to $604,177 for the three months ended June 30, 2005, representing 87% increase. The increase in operating expenses is primarily attributable to one time transactional expenses in connection with the acquisition of Enshi including financing expenses, auditing expenses and legal expenses. The increase of operating expenses is also attributable to expenses incurred by Enshi and expenses in connection with the private placements.

R&D

            Research and Development cost for the three months ended June 30, 2006 was $240,747 as compared to $0 for the three months ended June 30, 2005. The increase is mainly due to the research and development activities conducted by Erye and Enshi.

NET INCOME

            Net Income for the three months ended June 30, 2006 was $962,606 as compared to net income of $125,459 for the three months ended June 30, 2005, representing 667% increase. The increase of the net income of the Company is mainly due to the strong organic growth of Erye as well as to net income generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the three months ended June 30, 2005.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

             On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The operating results for the six months ended June 30, 2005 reported in our quarterly report on Form 10-QSB filed with the SEC on August 15, 2005 included Erye's results for the period of June 11, 2005 to June 30, 2005. We took actual control of Enshi on June 6, 2006 and the operating results for the six months ended June 30, 2006 reported in this quarterly report includes Enshi's results for the period of June 6, 2006 to June 30, 2006.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                              Six months ended June 30,
                                                           ------------    ------------
                                                                2006            2005
                                                           ------------    ------------
                                                            (Unaudited)    (Unaudited)
                                                           ------------    ------------
REVENUES                                                   $ 16,916,873    $  5,631,073

COST OF GOODS SOLD                                           12,680,884       3,934,497
                                                           ------------    ------------

GROSS PROFIT                                                  4,235,989       1,696,576
                                                           ------------    ------------

OPERATING EXPENSES

     Research and development expenses                          498,822

     Selling, general and administrative expenses             1,677,853         961,545
                                                           ------------    ------------
        Total Operating Expenses
                                                              2,176,675         961,545
                                                           ------------    ------------

INCOME  FROM OPERATIONS                                       2,059,314         735,031
                                                           ------------    ------------

OTHER INCOME (EXPENSE)

     Interest income ( expenses)                               (259,765)             --

     Other income (expenses)                                    174,832         (12,575)
                                                           ------------    ------------
        Total Other Income (expenses)
                                                                (84,933)        (12,575)
                                                           ------------    ------------

INCOME BEFORE INCOME TAXES                                    1,974,381         722,456

PROVISION FOR INCOME TAXES                                      160,472              --
                                                           ------------    ------------

INCOME BEFORE MINORITY INTEREST                               1,813,909         722,456

MINORITY INTEREST                                               657,311         189,330
                                                           ------------    ------------

NET INCOME                                                    1,156,598         533,126

OTHER COMPREHENSIVE INCOME (LOSS):

     Foreign currency translation adjustment                    519,104              --
                                                           ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                $  1,675,702    $    533,126
                                                           ============    ============

NET INCOME PER SHARE - BASIC AND DILUTED                   $       0.05    $       0.02
                                                           ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC       33,662,770      25,347,099
                                                           ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED     34,592,770      25,436,688
                                                           ============    ============

REVENUE

            Revenue for the six months ended on June 30, 2006 was $16,916,873, while the revenue for the six months ended June 30, 2005 was $5,631,073, representing an approximately 200% increase. The increase is attributable mainly to strong organic growth of revenue generated by Erye, as well as to revenue generated as a result of the acquisition of Enshi and which was not reflected in the Company's financial statements for the six months ended June 30, 2005.

COST OF GOODS SOLD

            Cost of goods sold for the six months ended on June 30, 2006 was $12,680,884 as compared to $3,934,497 for the six months ended June 30, 2005. Cost of goods sold as a percentage of sales revenues was approximately 75% for the six months ended June 30, 2006 as compared to approximately 70% for the six months ended June 30, 2005. The increase of cost of goods sold as a percentage of sales revenues is primarily attributable to the low gross margin of Erye.

GROSS PROFIT

            Gross profit in the six months ended on June 30, 2006 amounted at $4,235,989, as compared to $1,696,576 for the six months ended June 30, 2005, representing approximately 150% increase. The gross profit margin for the six months ended June 30, 2006 was 25% as compared to approximately 30% for the six months ended June 30, 2005. The decrease in gross profit margin is mainly due to Erye's low gross profit margin.

OPERATING EXPENSES

            Operating expenses for the six months ended June 30, 2006 was $2,176,675 as compared to $961,545 for the six months ended June 30, 2005, representing 126% increase. The increase in operating expenses is primarily attributable to one time transactional expenses in connection with the acquisition of Enshi including financing expenses, auditing expenses and legal expenses. The increase of operating expenses is also attributable to expenses incurred by Erye and Enshi and expenses in connection with the private placements.

R&D

            Research and Development cost for the six months ended June 30, 2006 was $498,822 as compared to $390,393 for the six months ended June 30, 2005, representing a 28% increase. The increase is mainly due to the research and development activities conducted by Erye and Enshi.

NET INCOME

            Net Income for the six months ended June 30, 2006 was $1,156,598 as compared to net income of $533,126 for the six months ended June 30, 2005, representing 117% increase. The increase of the net income of the Company is mainly due to strong organic growth of Erye, as well as to net income generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

            For the six months ended June 30, 2005, net cash provided by operating activities was $261,297, compared to an outflow of $1,501,200 for the six months ended June 30, 2006. Net cash used by operating activities mainly results from $370,000 one time transactional expenses , $ 799,220 increase in funding 3 new patentable drug projects,and $320,000 increase in out of pocket expenses.

Net cash used in investing activities was $364,693 for the six months ended June 30, 2005, compared to an outflow of $2,354,608 for the six months ended June 30, 2006. Cash used by investing activities in the six months ended June 30, 2006 results from $430,000 for completion of Erye acquisition, $500,000 increase in fixed asset, $798,480 in secured short term loan.

Net cash provided by financing activities was $2,118,962 for the six months ended June 30, 2005, compared to an inflow of $5,905,470 for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2006 results primarily from private placement offset by repayments of short term bank credit.

Cash and cash equivalents as of six month ended June 30, 2006 was $3,167,439.

For the six months ended June 30, 2006, cash flow performance is below our management's expectation. This is mainly due to large amount of account receivables occurred during this period and extended aging of the account receivable. This has negative impact on the Company's working capital and weakened the Company's capital strength. During the six month period of 2006, the pharmaceutical industry in China was significantly influenced by new government regulatory policies. For example, the government initialized an anti-corruption program prohibiting doctors to receive commissions and set price cap for drugs sold through hospitals. This has created significant negative impacts to all prescription drug manufacturers and drug distribution companies in the market. The Company's prescription drugs were mainly sold to hospitals through major drug distribution companies. During this period of time, such distribution companies have difficulties to sell the Company's prescription drugs to hospitals and collect money. It is still not clear how long the negative market environment will remain and how fast the market will recover from these regulatory impacts. Our management has been putting great efforts to strengthen the Company's cash flows by providing incentives to our distributors such as bonus discount on drug price, attracting these distributors to collect money from hospitals and shortening the age of account receivables. We believe that this government campaign shall gradually create a healthy and fair market for every player in the Chinese pharmaceutical industry and provide better opportunities for companies having clear competitive advantages. In addition, this is a unique period for merger and acquisition in China. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In June of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006, which became effective on May 11, 2006. We have assumed a loan of $11,500,000 which was contracted on June 29, 2006("Grant Date") due to RimAsia Capital Partners, L.P. in connection with the acquisition of Enshi. The interest of the loan is to be paid semi-annually with an annual rate of 11%. We paid off $500,000 ahead of the down payment schedule. At June 30, 2006, the balance of the Long-term Debt is $11,000,000.

            Going forward, our primary requirements for cash consist of: (1) acquisition of additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (2) Continued R&D for more selected new drug projects (3) build up sales network for new drug distribution (4) working capital requirements. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next three months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

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

            Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. The value of the Renminbi to the U.S. dollar was translated at 8.06 RMB to $1.00 USD at the end of June 30, 2005 and 7.99 RMB to $1.00 USD at the end of June 30, 2006. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

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

         The implementation of the above pronouncements does not currently have a material effect on the Company's financial statement presentation or disclosures.

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

            Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2006, pursuant to a consulting agreement, the Company issued to one of its consultants 50,000 shares of its common stock.

On June 30, 2006, pursuant to the agreement with RACP Pharmaceutical Holdings Ltd. and certain other parties to under which the Company acquired 100% ownership interest in Shenyang Enshi Pharmaceutical Co. Ltd. ("Enshi"), the Company issued RimAsia Capital Partners, L.P. a warrant to purchase 12,000,000 common shares of the Company at an exercise price of USD1.375 per share.

All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

ITEM 5. OTHER EVENTS

On August 10, 2006, the Company entered into an agreement with Zixun Capital Limited ("Zixun") to issue 1,100,000 shares of common stock to Zixun to compensate Zixun for introducing Enshi and its assistance in the Enshi acquisition negotiation and for providing a third party guarantee of up to $1 million to former Enshi shareholders to secure the completion of the acquisition of Enshi.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-QSB:

EXHIBIT
NUMBER            DESCRIPTION
------            --------------------------------------------------------------

 2.1 Conditional Stock Purchase Agreement between and among the registrant, RACP Pharmaceutical Holdings Ltd. and certain other parties dated as of May 16, 2006. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the SEC on May 18, 2006)

 10.1 Agreement dated August 10, 2006 by and between the registrant and Zixun Capital Limited.

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                           By: /s/ Chris Peng Mao
                           --------------------------------------------------
                           Name:  Chris Peng Mao
                           Title: Chief Executive Officer
                           Date: August 14, 2006

                           By: /s/ HUNAG Chentai
                           --------------------------------------------------
                           Name:  HUANG Chentai
                           Title: Chief Financial Officer
                           Date: August 14, 2006