Form 10KSB/A
period 2005-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-08-28
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:   ☒  No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes:   ☐    No:   ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $30,948,568.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $14,528,041 as of July 31, 2006.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of	Number of Shares Outstanding
Equity Securities	as of July 31, 2006
Common Stock, $0.01 par value	37,341,676

Transitional Small Business Disclosure Format: Yes:   ☐    No:   ☒

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
2005 FORM 10-KSB ANNUAL REPORT

References in this Annual Report on Form 10-KSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

This amendment to our annual report on Form 10-KSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission. The key revisions that are included in this amendment consist of (i) revision of the Management Discussion and Analysis to compare the results of operations for year ended on December 31, 2005 to year ended on December 31, 2004 on actual year-over-year basis rather than on the pro forma basis; (ii) revision of the Note 15 to our Financial Statements to provide a more detailed description of the Hengyi and Erye acquisitions;(iii) revision of MD&A on critical accounting policy relating to accounts receivables and allowance for uncollectible accounts;(iv) revision of MD&A on liquidity and capital resources to address the factors that caused the Company's cash flow changes for the years ended December 31, 2005 and 2004;(v) revision of Note 2 to Consolidated Financial Statements relating to Revenue and Revenue Recognition to disclose revenues by products;(vi) Incorporation of audit report of Kempisty & Company on the financial statements of the Company as of December 31, 2004;(vii) Revision of the Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004 to present the number of shares of common stock and preferred stock in separate columns.

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

Manufacturing

Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard   set by the State Food and Drug Administration ("SFDA") of China and marketing network that covers 25 provinces in China. Erye h as obtained production certificates for 68 drug items, among which 33 are in production, mainly antibiotics drugs such as Cefotaxime Sodium for injection, Ceftriaxone Sodium for injection, Amoxicillin for injection, and Compound Amoxicillin for injection. Erye’s sales exceeded $20 million in 2004, with raw material Acetylspiramycin per oral taking 15% of domestic market share, and Cloxacillin Sodium taking 80% of domestic market share.

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

The Government approval procedure in China for application for new patents is as follows. The applicant prepares documentation and sends application to State Intellectual Property Office of China ("SIPO"), usually through patent application agencies. The application is then examined by SIPO. If the application is approved, SIPO issues and releases patent illustration book for challenges by competing claimants. Once the illustration book issued, the patent is protected. Within a three year period depending on different categories of the patent, if there are no challenges against the patent, then SIPO will issue patent license to the applicant .

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

ERYE’S PROPERTIES

All properties of Erye are located at No. 839, Pan Xu Road, Suzhou City and twelve of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us . Erye solely owns all properties with land title and certificates of building ’ s ownership. At the end of 2005, there was a US$3,000,000 rollover short-term bank loan secured by the company’s land . In 2005, there was one major improvement of one of the buildings and the cost for this improvement was approximately US$300,000. No other renovation, improvement or development occurred in 2005. The improved building done in 2005 is a FDA approved with GMP licensed production building, which is 100% occupant for producing anti-biotic drugs. This building is fully operated and used by Erye. The age of all buildings, other than the building with the new improvement, are over 25 years. Erye’s land is situated at the heart of city and is restricted by government regulation of not allowing any new building development.

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

(2) ACCOUNTS RECEIVABLE.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $525,391 at December 31, 2005 from $263,107 at December 31, 2004. This increase represents 0.85% of total revenues and is due to the increasing level of sales revenue and its corresponding exposure. At December 31, 2005, accounts receivable, net of allowance for doubtful accounts, amounted to $4,929,659. The days sales outstanding were 64 days for 2005, compared to 152 days for 2004, we attribute the acceleration in collection of accounts receivable to our strengthened control over our sales and accounts.

The following list the aging of our accounts receivable as of December 31, 2005

	3 months		6 months		9 months		Over 9 months		Over 1 year
Total	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
$5,455,050	3,570,531	65.45%	1,141,185	20.88%	109,075	2.04%	326,813	5.99%	307,447	5.64%

We prepare the above consolidated aging based on the aging for each subsidiary in above format . As each subsidiary of the Company conducts business with different customers with different size and creditworthiness, and each subsidiary has different impact on and different relationship with their customers, we determine the allowance on an individual basis. Basically, we assign various rates to each of the aging group of AR and add up the products for respective aging group to the total allowance for doubtful accounts. Different subsidiaries have different rates for even the same aging category. In addition to that, we also consider the changes in specific financial condition of their customers if situation or events indicate that some accounts may pose unusual risk compared to others, additional allowance may be provided for those accounts.

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

STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Audited
	2005	2004 10KSB
REVENUES	$30,948,568	3,443,545

COST OF GOOD SOLD	24,,758,857	2,432,172

GROSS PROFIT	6,190,081	1,011,373

OPERATING EXPENSES
Research and development expenses	1,470,055	—
Selling, general and administrative expenses	1,987,352	545,190
Total Operating Expenses	3,457,407	545,190

INCOME FROM OPERATIONS	2,732,674	466,183

OTHER INCOME (EXPENSE)
Interest income ( expenses)	(488,904)	(20,328)
Other income (expenses)	(24,129)	119,573
Total Other Income (expenses)	(513,033)	99,245

INCOME BEFORE INCOME TAXES	2,219,641	565,428

PROVISION FOR INCOME TAXES	533,414	109,134

INCOME BEFORE MINORITY INTEREST	1,686,227	456,294

MINORITY INTEREST	725,542	105,654

NET INCOME	960,685	350,640

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(159,428)	(3,361)

COMPREHENSIVE INCOME (LOSS)	$1,120,113	347,279

Net income per share - basic and diluted	$0.04	0.01

Weighted average number of shares outstanding - basic	26,483,640	24,358,757

Weighted average number of shares outstanding - diluted	27,096,558	24,358,757

REVENUE.

Revenue for the twelve months ended on December 31, 2005 was $30,948,568, while the revenue for the twelve months ended December 31, 2004 was $3,443,545, representing approximately 798% increase. We acquired Erye on June 11, 2005. The revenue of Erye for the twelve months ended on December 31, 2005 was $22,218,113. Revenue of Keyuan, Hengyi, and Sintofarm for the twelve months ended on December 31, 2005 was $1,352,918, $5,099,583, and 2,207,954, respectively. During the reporting period revenue generated by Erye had significantly increased the Company’s total revenues.

COST OF GOODS SOLD

Cost of goods sold for the twelve months ended on December 31, 2005 was $24,758,487 as compared to $2,432,172 for the twelve months ended December 31, 2004. Cost of goods sold as a percentage of sales revenues was approximately 80% for the twelve months ended December 31, 2005, as compared to approximately 70.5% for the twelve months ended December 31, 2004. In 2005, the Company acquired Erye and as a result cost of goods sold as a percentage of sales was increased approximately 10û compared to 2004

GROSS PROFIT.

Gross profit in the twelve months ended on December 31, 2005 amounted at $6,190,081, as compared to $1,011,373 for the twelve months ended December 31, 2004, representing 512% increase. The gross profit margin for the twelve months ended December 31, 2005 was 20% as compared to approximately 29.4% for the twelve months ended December 31, 2004. Erye’s gross profit margin was 16.61 % for the twelve months ended December 31, 2005. In 2005, the Company’s gross profit increased significantly due to the acquisition of Erye. The decrease in Gross profit margin is mainly due to both Hengyi and Erye's low gross profit margin.

OPERATING EXPENSES

Operating expenses for the twelve months ended December 31, 2005 was $1,987,352 as compared to $545,190 for the twelve months ended December 31, 2004, representing 265% increase. Erye’s operating expenses for the twelve months ended December 31, 2005 was $1,509,677 as compared to $1,705,698 for the twelve months ended 2004. Operating expenses increased significantly in 2005 due to the acquisition of Erye. Auditing expense, legal expenses, and other professional expenses are the main reason for the significant increase in operating expenses due to the acquisition activities. Some of these expenses are one time transactional expenses.

R&D.

R&D cost for the twelve months ended December 31, 2005 was $1,470,055 as compared to $0 for the twelve months ended December 31, 2004. R&D cost as a percentage of revenues was approximately 4.75% for the twelve months ended December 31, 2005, as compared to 0 for the twelve months ended December 31, 2004. In 2005, the Company’s subsidiaries, including Erye, conducted a number of R&D projects thus substantially increased related expenditure.

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
LIQUIDITY AND CAPITAL RESOURCES

For the twelve months ended December 31, 2005, net cash used in operating activities was $1,666,383 compared to an inflow of $61,026 in 2004. Among the factors driving the significant cash outflow from operating activities, we consider the increase in inventory, which amounted to $3,582,215, was the most important cause. We further identify that a series of medical product inspection standards promulgated by related authorities prolonged the procedures of manufacturing, inspecting and storage of inventory thus used more working capital than before.

Net cash used in investing activities was $1,236,737, compared to $1,334,196 in 2004. These outflows are mainly used in purchase of fixed assets and in business acquisitions.

Net cash provided by financing activities was $3,427,506, compared to $1,655,289 in 2004. The increase was driven by a series of financing activities both in China and in USA.

Cash and cash equivalents as of December 31, 2005 was $1,026,606. This is a unique period for merger and acquisition in China. Currently we do not have sufficient cash for such acquisitions. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In June of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of approximately $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006.

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

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley  Act of 2002 and  related SEC rules,  we have  adopted a Code of Business Ethics and Conduct,  or Code of Ethics.  Our Code of Ethics can be viewed on our corporate website, www.cbioinc.com . Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers and our independent director during the periods described below:

NAME AND PRINCIPAL POSITION	ANNUAL COMPENSATION				LONG TERM COMPENSATION		All OTHER (3) COMPENSATION
	YEAR	SALARY($)	BONUS($)	OTHER ANNUAL COMPENSATION	AWARDS	PAYOUTS
					SECURITIES UNDERLYING OPTIONS(#)
Mao, Peng CHAIMAN AND CEO	2003	0	0	0	0	0	0
	2004	15,000	0	0	0	0	0
	2005	15,000	0	0	0(1)	0	0
AN, Lufan DIRECTOR, PRESIDENT AND COO	2003	0	0	0	0	0	0
	2004	15,000	0	0	0	0	0
	2005	15,000	0	0	0(1)	0	0
ZHANG, Luyong CTO	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
LIU ,Xiaohao DIRECTOR, VICE PRESIDENT	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
HUANG, Chentai CFO	2003	0	0	0	0	0	0
	2004	12,500	0	0	0	0	0
	2005	12,500	0	0	0(1)	0	0
Stephen E. Globus DIRECTOR (2)	2003	0	0	0	0	0	0
	2004	0	0	0	0	0	0
	2005	0	0	0	0	0	0

(1)
In August 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to us. The employment agreements provide, each, for the grant of options to purchase shares of our common stock pursuant to the stock option plan to be adopted by us (“Stock Option Plan”). These options are to be awarded in four quarterly installments on each three-month anniversary after August 29, 2004. The exercise price for each option granted to the executive officer shall be $1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. The executive officer's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and the executive officer shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of his full-time employment with us

(2)
We shall promptly pay or reimburse Mr. Stephen E. Globus as our director for all reasonable out-of-pocket expenses   (in accordance with our policy) incurred or paid by him, in an amount not to exceed US$50,000, in connection with the performance of his services (including, without limitation, travel expenses) upon presentation of expense statements or vouchers or such other supporting documentation in such form and containing such information as we may from time to time require

(3)
We have omitted information on “ perks” and other personal; benefits because the aggregate value of these items, if any, does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

There were no options exercised during the 2005 fiscal year.

DIRECTOR COMPENSATION

None of our directors has received any compensation for their services rendered as our directors during fiscal years 2004 and 2005.

E MPLOYMENT AGREEMENTS

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

As of March 31, 2006, we had a total of   36,848,399 sha res of common stock issued and outstanding, which are our only issued and outstanding voting equity securities .

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

Name	Positions Held	Shares Owned	Percentage
GCE Property Holdings, Inc. Address: c/o Bryan Cave LLP, 1290 Avenue of the Americas, New York, NY 10104	Shareholder	2,000,000	5.4%
QVT Fund LP Address: 527 Madison Avenue, 8th Floor, New York, NY 10022	Shareholder	1,980,198	5.4%
Vision Opportunity Master Fund, LTD Address: 317 Madison Ave, Suite 1220, New York, NY 10017	Shareholder	1,980,198	5.4%
Mao Peng	Director, Chairman of Board Chief Executive Officer	3,432,986	9.3%
AN Lufan	Director, President Chief Operating Officer	3,036,848	8.2%
LIU Xiaohao	Director, Vice President,	2,425,992	6.7%
HUANG Chentai	Chief Financial Officer	400,000	1.1%
Stephen E. Globus Address: 44 West 24 th st., New York, NY 10010	Director	485,714	1.3%
ZHANG Luyong	Chief Technology Officer	200,000	0.5%
Directors and officers as a group		9,981,540	27.1%
Total:		15,941,936	43.3%

(1) The shares of common stock contributed to GCE Property Holdings, Inc. include (i) 1,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of the warrants held by GCE Property Holdings, Inc .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Our predecessor company, Globus Growth, was founded by Stephen E. Globus, who is currently one of our directors.

Certain family members of Stephen E.Globus, our director , have participated in the Initial Preferred A Private Place with a total investment of $170,000. SRG Capital Partnership, a company controlled by Richard D. Globus, purchased $50,000 Series A Preferred Stock in the Initial Preferred A Private Placement. Richard D. Globus is Stephen E Globus' brother.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

By:	/s/ MAO Peng
MAO Peng
Chairman and Chief Executive Officer
Date: August 28, 2006

Signature	Title	Date

/s/ MAO Peng	Chairman and Chief Executive	August 28, 2006
MAO Peng	Officer

/s/ HUANG Chentai	Chief Financial Officer	August 28, 2006
HUANG Chentai	(Principal Financial and Accounting Officer)

/s/ AN Lufan	Director and President	August 28, 2006
AN Lufan

/s/ LIU Xiaohao	Director and Vice President	August 28, 2006
LIU Xiaohao

/s/ Stephen E. Globus	Director	August 28, 2006
Stephen E. Globus

/s/ Eric Wei	Director	August 28, 2006
Eric Wei

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Biopharmaceuticals Holdings, Inc.
(Formerly Globus growth Group Inc.) and subsidiaries

We have audited the accompanying consolidated balance sheet of China Biopharmaceuticals Holdings, Inc. as of December 31, 2004 and the related consolidated statements of income and changes in shareholders’ equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Biopharmaceuticals Holdings, Inc. at December 31, 2004 and the results of its’ operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

										Accumulated
	Number of	Number of						Unappropriated		Other
	Common	Preferred	Common	Preferred	Paid-in	Capital	Deferred	Retained	Statutory	Comprehensive
	Shares	Shares	Stock	Stock	Capital	Receivable	Compensation	Earnings	Reserves	Income (Loss)	Totals
BALANCE, December 31, 2003, Audited	23,158,757		$231,588	$—	$183,601	$—	$—	150,493	$—	$22	$565,704
Shares issued for Hengyi acquisition	1,200,000		12,000	—	1,180,000	—	—				1,192,000
Net income								408,029			408,029
Statutory reserves								(60,750)	60,750		—
Foreign currency translation adjustments										(3,361)	(3,361)
BALANCE, December 31, 2004, Audited	24,358,757	—	243,588	—	1,363,601	—	—	497,772	60,750	(3,339)	2,162,372
Shares issued for Erye acquisition	3,300,000		33,000		1,617,000	—	—				1,650,000
Adjustment for shares issued for Hengyi acquisition					(667,974)	—	—				(667,974)
Common shares issued for lab use right	300,000		3,000		27,000						30,000
Common shares issued for services	657,959		6,579		233,136	—	—				239,715
Capital receivable						(252,471)					(252,471)
Deferred compensation							(24,000)				(24,000)
Preferred shares issued		1,152,500		11,525	999,444	—	—				1,010,969
Net income								960,685			960,685
Statutory reserves								(383,873)	383,873		—
Foreign currency translation adjustments										159,428	159,428
BALANCE, December 31, 2005, Audited	28,616,716	1,152,500	$286,167	$11,525	$3,572,207	$(252,471)	$(24,000)	$1,074,584	$444,623	$156,089	$5,268,724

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

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred and capitalizes intangible assets purchased from others if it has alternative future uses in other research and development projects or in its operation. None of the intangible assets of the Company and its subsidiaries was recorded based on R&D costs.

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

Revenue and Revenue Recognition

The Company has three categories of revenue resources, revenue from sales of new drugs formulas, revenue from R&D service rendered by the Company and revenue from sales of medical product.

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

For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contract. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment.

For the year ended December 31, 2005, revenue from sales of product, revenue from sales of new drug formulas, and revenue from service rendered for 2005 was $29,669,378, $475,358, and $803,832 respectively.

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
Note 4 -  ACCOUNTS RECEIVABLE

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

As of December 31,2005, total receivables due from related parties was $ 856,754

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

Note 9 - PAYABLES

Notes Payable - $ 2,356,000

The Company’s subsidiary Erye has $2,356,000 of notes payable to Erye’s vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

Convertible notes payable - $425,000

In January 2005, the Company issued $500,000 face value convertible notes payable 180 days from the date of issue with interest at 7% per annum. The notes are convertible into common stock of the Company at $1.00 per share. Attached to the notes are 500,000 three year warrants that allow the holder to purchase shares of common stock at $1.50 per share. In September, 2005, all of the Notes Subscribers have agreed to extend the maturity date of the Notes until December 31, 2005. The balance amount of $425,000 was outstanding as of December 31, 2005. In January, 2006, all of the Notes have been either converted into shares or have been redeemed.

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

According to China’s income tax law, company income tax is due to the State Tax Bureau monthly or quarterly. Subsidiaries of the Company paid its income tax by quarter. Before every 15 th day of pay month, subsidiaries pay its income tax base on its quarterly net profit. Since income tax rate, with income tax preference or not, is a flat rate in China, that there is no need for income tax reconciliation to practice in China.

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

Note 15-  BUSINESS COMBINATIONS

Hengyi acquisition

On September 29, 2004, the Company entered into a purchase agreement which was amended on December 31, 2004 to acquire approximately 76% ownership interest of Hengyi, a Chinese company established in Kunshan City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

	Fair Value	Acquired by the Company
Current Assets	$3,952,437	$2,994,390
Property, Plant, and Equipment	1,142,533	865,590
Intangible Assets	1,474,053	1,116,751
Oter Assets	783,349	593,470
Total Assets	7,352,372	5,570,201

Current Liabilities	3,754,444	2,844,389
Other Debts	783,766	593,786
Total Liabilities	4,538,210	3,438,175

Net Assets	$2,814,162	$2,132,026

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-  BUSINESS COMBINATIONS, (continued)
The Board of Directors and management have evaluated Hengyi’s assets acquired in this transaction; and total consideration originally paid by the Company to acquire approximately 76% ownership interest of Hengyi. The Company originally valued this acquisition at $1,600,000 in cash and 1,200,000 shares of common stock valued at $1.00 per share and recorded goodwill of $305,774 at December 31, 2004. However, the Company has reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 2, 2006, the board of directors decided to amend the purchase agreement terms to be $1,600,000 in cash to be paid in installments, and 1,200,000 shares of common stock valued at $0.44 per share, which was a total amount of $2,128,000 effective as December 31, 2005. This amendment resulted in an elimination of the previously recognized goodwill and equity. As of December 31, 2005, the Company has contributed $620,000 into additional registered capital. The remaining balance is to be paid in the latter three months of this year.

See report of independent registered public accounting firm

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBUS GROWTH GROUP INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-  BUSINESS COMBINATIONS  ,(continued)

Erye acquisition

On June 11, 2005, the Company entered into a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:
	Fair Value	Acquired by the Company
Current Assets	$8,601,786	$4,386,911
Property, Plant, and Equipment	4,305,631	2,195,872
Intangible Assets	7,755,221	3,955,162
Oter Assets	1,178,000	600,780
Total Assets	21,840,638	11,138,725

Current Liabilities	11,465,031	5,847,166
Other Debts	1,257,959	641,559
Total Liabilities	12,722,990	6,488,725

Net Assets	$9,117,648	$4,650,000

The original purchase price amounted to $800,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the board of directors decided to amend the purchase price for the 51% of ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in an elimination of the previously recognized goodwill and equity.

Pro Forma

The following unaudited pro forma combined condensed statements of income for the period ended December 31, 2005 and 2004 have been prepared as if the acquisitions had occurred on January 1, 2005 and 2004. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

	Pro Forma Statements of Income
	For the Years Ended December 31,
	2005	2004
	Unaudited	Unaudited

REVENUES	$30,948,568	$25,675,171

GROSS PROFIT	6,190,081	4,847,531

INCOME FROM OPERATIONS	2,732,674	2,155,601

NET INCOME	$984,813	$945,697

NET INCOME PER SHARE
BASIC	$0.04	$0.04
DILUTED	$0.04	$0.04

Weighted-average shares: BASIC	28,021,380	27,658,757
Weighted-average shares: DILUTED	28,634,298	27,658,757

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

Note 16-  SHAREHOLDERS’ EQUITY , (continued)

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