Form 10QSB/A
period 2006-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-08-28
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of                              Number of Shares Outstanding
Equity Securities                                   as of July 31, 2006
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                       37,341,676


Transitional Small Business Disclosure Format:  Yes:  |_|    No:  |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS.................................................2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................27

  ITEM 3. CONTROL AND PROCEDURES..............................................35

PART II - OTHER INFORMATION...................................................35

  ITEM 6. EXHIBITS............................................................35

      References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission. The key revisions included in this amendment are (i) Revision of
Note 8- Related Party Transaction to provide more detailed discussion of the terms and manner of settlement for all material related party transactions ;( ii) revision of Note 2 to Consolidated Financial Statements relating to Revenue and Revenue Recognition to disclose revenues by products; (iii) revision of Note 15 to Consolidated Financial Statements to provide a more detailed description of the Hengyi and Erye acquisitions; (iv) revision of the Statements of Shareholders' Equity for the three months ended March 31, 2006 and for the year ended December 31, 2005 to present the number of shares of common stock and preferred stock in separate columns.


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENT

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006

                                     ASSETS

                                                                      March 31,
                                                                        2006
                                                                     -----------
                                                                     (Unaudited)
                                                                     -----------
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

                                                                      Number of
                                                       Number of      Shares of
                                                       Shares of      Preferred      Common    Preferred      Paid-in     Capital
                                                      Common Stock      Stock        Stock                    Capital     Receivable
BALANCE, December 31, 2004, Audited                   $ 24,358,757                 $ 243,588   $       -  $  1,363,601    $      -
                                                                                                                96,350
Shares issued for services                                  65,043                       650                   297,000
Common shares issued for lab use right                     300,000                     3,000
Net income
Statutory reserves
Foreign currency translation adjustments
                                                                                                             1,756,951
BALANCE, March 31, 2005, Unaudited                      24,723,800                   247,238                 1,617,000
Shares issued for Erye acquisition                       3,300,000                    33,000                  -667,974
Adjustment for shares issued for Hengyi acquisition                                                           -270,000
adjustment for shares issued for lab use right                                                                 136,786
Common shares issued for services                          592,916                     5,929                              -252,471
Capital receivable
Deferred compensation                                                                                          999,444
Preferred shares issued                                               1,152,500                   11,525
Net income
Statutory reserves
Foreign currency translation adjustments
                                                                                                             3,572,207    -252,471
BALANCE, December 31, 2005, Audited                     28,616,716    1,152,500      286,167      11,525     6,905,090
Common shares issued for cash                            7,831,863                    78,319                   421,002
Common shares issued for note conversion                   399,820                     3,998
Net income
Statutory reserves
Dividends paid to preferred stock shareholders
Foreign currency translation adjustments
BALANCE, March 31, 2006, Unaudited                      36,848,399    1,152,500    $ 368,484  $   11,525  $ 10,898,299   ($252,471)

                                                                                                         Accumulated
                                                                          Unappropriated                   Other
                                                         Deferred          Retained       Statutory     Comprehensive
                                                         Compensation      Earnings       Reserves      Income (Loss)      Totals
BALANCE, December 31, 2004, Audited                                      $  530,861       $ 60,750         ($3,339)     $ 2,195,461
Shares issued for services                                                                                                   97,000
Common shares issued for lab use right                                                                                      300,000
Net income                                                                  407,667                                         407,667
Statutory reserves
Foreign currency translation adjustments

BALANCE, March 31, 2005, Unaudited                                          938,528         60,750           -3,339       3,000,128
Shares issued for Erye acquisition                                                                                        1,650,000
Adjustment for shares issued for Hengyi acquisition                                                                        -667,974
adjustment for shares issued for lab use right                                                                             -270,000
Common shares issued for services                                                                                           142,715
Capital receivable                                                                                                         -252,471
Deferred compensation                                     -24,000                                                           -24,000
Preferred shares issued                                                                                                   1,010,969
Net income                                                                  519,929                                         519,929
Statutory reserves                                                         -383,873        383,873
Foreign currency translation adjustments                                                                    159,428         159,428

BALANCE, December 31, 2005, Audited                       -24,000         1,074,584        444,623          156,089       5,268,724
Common shares issued for cash                                                                                             6,983,409
Common shares issued for note conversion                                                                                    425,000
Net income                                                                  193,992                                         193,992
Statutory reserves                                                         -104,584        104,271                             -313
Dividends paid to preferred stock shareholders                               -8,040                                          -8,040
Foreign currency translation adjustments                                                                    117,967         117,967

BALANCE, March 31, 2006, Unaudited                       ($24,000)       $ 1,155,952      $ 548,894       $ 274,056     $12,980,739

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

For the three months ended March 31, 2006, revenue from sales of product, revenue from sales of new drug formulas, and revenue from service rendered was $6,873,263, $99,256, and $167,990 respectively.

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
                                                                      ----------
                                                                      $5,736,748
                                                                      ==========

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6- PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2006:

                                                                  March 31, 2006
                                                                  --------------
Plant                                                                $ 3,467,801
Office Equipment                                                         126,893
Machinery                                                              6,648,019
Automobiles                                                              157,525
Construction in Progress                                                 294,143
                                                                     -----------
Total Plant & Equipment                                               10,694,381
Less: Accumulated Depreciation                                         5,050,308
                                                                     -----------
                                                                     $ 5,644,073
                                                                     ===========

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

      Note 8- RELATED PARTIES TRANSACTIONS

Note 8-    RELATED PARTIES TRANSACTIONS
Other Receivables - Related Parties

Subsidiary      Amount        Due From         Term        Manner of Settlement
----------    ---------   ---------------   ----------   -----------------------

Erye          $ 202,176   Erye Jingmao      short term   To be received in cash
                          Shareholder of
Keyuan           41,184   Keyuan            short term   To be received in cash
                          Shareholder of
Sintofarm        86,618   Sintofarm         short term   To be received in cash
                          Advance to
CBC             162,460   Shareholders      short term   To be received in cash
              ---------
Total         $ 492,438
              =========

As of March 31, 2006, total receivables due from related parties were $492,438.

Accounts Payable - Related Parties

Subsidiary      Amount           Due to             Term       Manner of Settle
----------   ------------   ------------------   ----------  -------------------

                            Erye  Jingmao,
Erye         $ 1,767,621    Hainan  Kaiye, and   Short term  To be paid in cash
                            Suzhou Wanqing
Hengyi            25,420    Suzhou Wanqing       short term  to be paid in cash
Sintofarm        218,062    Wujiang Hengyi       short term  to be paid in cash
             ------------
Total        $ 2,011,103
             ============

As of March 31, 2006, total accounts payable due to related parties was
$2,011,103

Other Payable - Related Parties
                                                                    Manner of
Subsidiary           Amount          Due to      Nature     Term     Settle
---------------   -----------   --------------  ---------   -----   ------------
                                Erye Jingmao,   Purchase    Short   to be paid
Erye and Hengyi   $ 1,184,209   Suzhou Wanqing  and sales   term      in cash



Long Term Other Receivables - Related Parties

Subsidiary     Amount         Due From           Term       Manner of Settle   Nature
-----------    ---------    ---------------    ---------   -----------------   -------------------------
                                                                               Hengyi's two individual
                                                                               shareholders, Zhu Gang
                                                           To be received in   & Zhou Fuying borrowed
                            Shareholders of                cash in three       $1,251,792 from
Hengyi         1,251,792    Hengyi             Long-term   installments        Hengyi.

As of March 31, 2006, total long term receivables due from related parties were $1,251,792.


Long Term Debt - Related Parties

Subsidiary    Amount      Due to        Nature       Term      Manner of Settle
----------   --------  ------------   -----------  ---------   -----------------
                                                               to be paid
                                        Merger                 in cash in
Erye         $288,930  Erye Jingmao   transaction  Long term   five years

As of March 31, 2006, the Company's subsidiary Erye had a remaining outstanding payable to Erye Jingmao Limited ("Jingmao") in the amount of $288,930. Jingmao acquired Erye's assets of $1,810,958 and assumed Erye's debt of $2,226,690.

See report of independent registered public accounting firm

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 9-  PAYABLES

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

The following list depicts the tax preference rate applicable to the subsidiaries and the applicable years:

                 Income Tax 5 year preference Period and Tax Rate
                 Full Exemption Period                  Half-Reduction Period
                 -----------------------------    ------------------------------
Subsidiaries       Period         Tax Rate          Period         Tax Rate
--------------   -----------    --------------    -----------    ---------------
Nanjing Keyuan   2005-2006      0.00%             2007-2009      16.50%
Suzhou Hengyi    2005-2006      0.00%             2007-2009      16.50%
Suzhou Erye      2006-2007      0.00%             2008-2010      16.50%

After the income tax preference period expired, a 33% income tax rate is applicable.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                       March 31,
                                                 2006              2005
                                             ------------    ------------
U.S. Statutory rate                                  34.0%           34.0%
Foreign income not recognized in USA                (34.0)          (34.0)
China income taxes                                   33.0            33.0
Income tax exempted                                 (33.0)          (33.0)
                                             ------------    ------------
Total provision for income taxes                       --%             --%
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

Assets acquired and debts assumed of the transaction are listed as below:

                                              Acquired by
                                 Fair Value   the Company
                                 ----------   ----------
Current Assets                   $3,952,437   $2,994,390
Property, Plant, and Equipment    1,142,533      865,590
Intangible Assets                 1,474,053    1,116,751
Oter Assets                         783,349      593,470
                                 ----------   ----------
Total Assets                      7,352,372    5,570,201
                                 ----------   ----------

Current Liabilities               3,754,444    2,844,389
Other Debts                         783,766      593,786
                                 ----------   ----------
Total Liabilities                 4,538,210    3,438,175
                                 ----------   ----------

Net Assets                       $2,814,162   $2,132,026
                                 ==========   ==========

The Board of Directors and management have evaluated Hengyi's assets acquired in this transaction; and total consideration originally paid by the Company to acquire approximately 76% ownership interest of Hengyi. The Company originally valued this acquisition at $1,600,000 in cash and 1,200,000 shares of common stock valued at $1.00 per share and recorded goodwill of $305,774 at December 31, 2004. However, the Company has reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 2, 2006, the board of directors decided to amend the purchase agreement terms to be $1,600,000 in cash to be paid in installments, and 1,200,000 shares of common stock valued at $0.44 per share, which was a total amount of $2,128,000 effective as December 31, 2005. This amendment resulted in an elimination of the previously recognized goodwill and equity. As of March 31, 2006, the Company has contributed $620,000 into additional registered capital. The remaining balance is to be paid in the latter three months of this year.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY GLOBUS GROWTH GROUP INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-   BUSINESS COMBINATIONS,(continued)

Erye acquisition

On June 11, 2005, the Company entered into a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

                                               Acquired by
                                  Fair Value   the Company
                                 -----------   -----------
Current Assets                   $ 8,601,786   $ 4,386,911
Property, Plant, and Equipment     4,305,631     2,195,872
Intangible Assets                  7,755,221     3,955,162
Oter Assets                        1,178,000       600,780
                                 -----------   -----------
Total Assets                      21,840,638    11,138,725
                                 -----------   -----------

Current Liabilities               11,465,031     5,847,166
Other Debts                        1,257,959       641,559
                                 -----------   -----------
Total Liabilities                 12,722,990     6,488,725
                                 -----------   -----------

Net Assets                       $ 9,117,648   $ 4,650,000
                                 ===========   ===========

The original purchase price amounted to $800,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the board of directors decided to amend the purchase price for the 51% of ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total of $4,650,000, effective as of December 31, 2005. The amendment resulted in an elimination of the previously recognized goodwill and equity.

Pro Forma

The following unaudited pro forma combined condensed statements of income for the three months ended March 31, 2006 and 2005 have been prepared as if the Erye acquisition had occurred on January 1, 2005. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                 Pro Forma Statements of Income
                               For the three months Ended March 31,
                                      2006          2005
                                    Unaudited     Unaudited

REVENUES                           $ 7,140,509   $ 6,720,202

GROSS PROFIT                         1,581,826       978,385

INCOME FROM OPERATIONS                 440,555       504,873

NET INCOME                         $   193,992   $   437,662

NET INCOME PER SHARE
BASIC                              $      0.01   $      0.02
DILUTED                            $      0.01   $      0.02

Weighted-average shares: BASIC      30,267,875    27,823,757
Weighted-average shares: DILUTED    31,420,375    27,823,757

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

ACCOUNTS RECEIVABLE

      Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2006, accounts receivable, net of allowance for doubtful accounts, amounted to $6,109,708. The days sales outstanding were 71 days for three months ended March 31, 2006, compared to 65 days for the same period in 2005. In 2006, we approved to extend payment term for several major customers, which slightly slowed down the collection of accounts receivable.

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

The following is our discussion comparing the current actual results with the actual results reported for the first quarter of 2005 before the acquisition of
Erye:

               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                  FOR THE PERIOD ENDED MARCH 31, 2006 and 2005

                                               Unaudited         2005
                                                  2006          10QSB
                                              ------------   ------------

REVENUES                                      $  7,140,509   $  1,988,508

COST OF GOOD SOLD                                5,558,683      1,099,067
                                              ------------   ------------

GROSS PROFIT                                     1,581,826        889,441
                                              ------------   ------------

OPERATING EXPENSES
Research and development expenses                  258,075         23,074
Selling, general and administrative expenses       785,834        334,294
                                              ------------   ------------
 Total Operating Expenses                        1,043,909        357,368
                                              ------------   ------------

INCOME FROM OPERATIONS                             537,917        532,074
                                              ------------   ------------
OTHER INCOME (EXPENSE)
Interest income (expenses)                         (77,789)       (37,277)
Other income (expenses)                           (119,573)           178
                                              ------------   ------------
 Total Other Income (expenses)                     (97,362)       (37,099)
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                         440,555        494,974

PROVISION FOR INCOME TAXES                            --             --
                                              ------------   ------------

INCOME BEFORE MINORITY INTEREST                    440,555        494,974

MINORITY INTEREST                                  246,563         87,307
                                              ------------   ------------

NET INCOME                                                    193,992       407,667

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                       117,967            --
                                                          -----------   -----------
COMPREHENSIVE INCOME (LOSS):                              $   311,959   $   407,667
                                                          ===========   ===========

Net income per share - basic and diluted                  $      0.01   $      0.02
                                                          ===========   ===========

Weighted average number of shares outstanding - basic      30,267,875    24,523,757
                                                          ===========   ===========

Weighted average number of shares outstanding - diluted    31,420,375    24,523,757
                                                          ===========   ===========

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

      The following is the unaudited consolidated statements of income and other comprehensive income for the period ended March 31, 2006 and the proforma consolidated statements of income and other comprehensive income for the period ended March 31, 2005, assuming the acquisition of Erye had been effective on January 1, 2005, for our discussion and comparison purposes:

               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                  FOR THE PERIOD ENDED MARCH 31, 2006 and 2005

                                                Unaudited      Proforma
                                                  2006            2005
                                               -----------    ----------

REVENUES                                       $ 7,140,509     7,172,626
                                               -----------    ----------

COST OF GOOD SOLD                                5,558,683     5,477,661
                                               -----------    ----------

GROSS PROFIT                                     1,581,826     1,694,965
                                               -----------    ----------

OPERATING EXPENSES
Research and development expenses                  258,075       260,161
Selling, general and administrative expenses       785,834       612,582
                                               -----------    ----------
 Total Operating Expenses                        1,043,909       872,743
                                               -----------    ----------

INCOME FROM OPERATIONS                             537,917       822,222
                                               -----------    ----------

OTHER INCOME (EXPENSE)
Interest income ( expenses)                        (77,789)      (37,277)

                                                           Unaudited        Proforma
                                                             2006             2005
                                                          ------------    -----------
Other income (expenses)                                        (19,573)            178
                                                          ------------    ------------
 Total Other Income (expenses)                                 (97,362)        (37,099)
                                                          ------------    ------------

INCOME BEFORE INCOME TAXES                                     440,555         785,123

PROVISION FOR INCOME TAXES                                          --         103,530
                                                          ------------    ------------

INCOME BEFORE MINORITY INTEREST                                440,555         681,593

MINORITY INTEREST                                              246,563         178,750
                                                          ------------    ------------

NET INCOME                                                     193,992         502,843

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                        117,967              --
                                                          ------------    ------------

COMPREHENSIVE INCOME (LOSS)                               $    311,959         502,843
                                                          ============    ============

Net income per share - basic and diluted                  $       0.01    $       0.02
                                                          ============    ============

Weighted average number of shares outstanding - basic       30,267,875      24,523,757
                                                          ============    ============

Weighted average number of shares outstanding - diluted     31,790,652      24,523,757
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

LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended March 31, 2006, net cash provided byoperating activities was $1,009,717, cash used in investing activities was$1,634,534, et cash provided by financing activities was $6,531,336 Cashand cash equivalents as of March 31, 2006 was $6,985,765. This is a uniqueperiod for merger and acquisition in China. To achieve our goal of continuedacquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In June of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred

Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on April 30, 2006 and this registration statment has became effective on May 11, 2006.

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


                                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ MAO Peng
                                     -------------------------------------------
                                     Name:  MAO Peng
                                     Title: Chairman and Chief Executive Officer
                                     Date: August 28, 2006


                                     By: /s/ HUNAG Chentai
                                     -------------------------------------------
                                     Name:  HUANG Chentai
                                     Title: Chief Financial Officer
                                     Date: August 28, 2006