Form 10QSB
period 2006-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2006-11-14
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐ No: ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of	Number of Shares Outstanding
Equity Securities	as of September 30, 2006
Common Stock, $0.01 par value	36,141,676

Transitional Small Business Disclosure Format: Yes: ☐| No: ☒|

References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006

ASSETS

	September 30, 2006	December 31, 2005
	Unaudited	Audited
CURRENT ASSETS:
Cash	$2,438,966	$1,026,606
Accounts receivable, trade, net of allowance for doubtful accounts of $533,297 and $528,708 for September 30, 2006
and December 31, 2005, respectively	7,641,682	4,929,659
Accounts receivable, related parties	5,360	-
Other receivables	2,055,699	262,956
Other receivables - related parties	42,461	856,754
Other receivable from former ENSHI's shareholder	2,518,461	-
Advances to suppliers	523,089	864,944
Prepaid expenses	91,577	21,101
Inventories	5,445,822	4,782,860
Loan to shareholders	41,778	-
Total current assets	20,804,895	12,744,880

PLANT AND EQUIPMENT, net	11,194,522	5,699,211

OTHER ASSETS:
Intangible asset, net	11,176,828	6,835,759
Long term notes receivable	806,400	-
Long term other receivables - related parties	620,000	-
Restricted cash	683,180	1,329,280
Other assets	96,204	11,944
Total other assets	13,382,612	8,176,983

Total assets	$45,382,029	$26,621,074

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,782,123	$5,408,055
Accounts payable - related parties	62,346	240,857
Short-term loans	4,089,180	3,955,600
Short-term loans - related parties	379,800	-
Other payables	608,628	663,874
Other payables - related parties	371,203	198,156
Investment payable	-	430,000
Customer deposits	648,421	743,206
Notes payable	1,823,617	2,356,000
Short-term convertible notes payable	-	425,000
Taxes payable	1,065,105	983,107
Dividends payable	-	186,000
Other accrued liabilities	679,422	286,979
Deferred Revenue	198,659	-
Total current liabilities	13,708,504	15,876,834

LONG TERM LIABILITIES:
Notes payable	480,905	-
Long term debt	-	601,369
Long term debt - related parties	-	415,733
Other long term liabilities	10,841,465	-
Special payables	104,795	-
Total long term liabilities	11,427,165	1,017,102

Total liabilities	25,135,669	16,893,936

MINORITY INTEREST	3,936,694	4,458,414

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
930,000 and 1,152,500 shares Issued and outstanding as of
September 30, 2006 and December 31, 2005, respectively	9,300	11,525
Common stock, $0.01 par value, 200,000,000 shares authorized;
36,141,676 and 28,616,716 shares issued and outstanding as of
September 30,2006 and December 31, 2005	361,417	286,167
Paid-in capital	13,050,565	3,572,207
Capital receivable	(276,470)	(252,471)
Deferred compensation	-	(24,000)
Statutory reserves	2,980,147	444,623
Retained earnings (deficit)	(642,187)	1,074,584
Accumulated other comprehensive income	826,894	156,089
Total shareholders' equity	16,309,666	5,268,724

Total liabilities and shareholders' equity	$45,382,029	$26,621,074

The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SPETEMBER 30, 2006 AND 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$7,962,641	$7,498,008	$21,233,187	$13,129,081

COST OF GOODS SOLD	4,885,800	5,512,480	14,079,123	9,446,977

GROSS PROFIT	3,076,841	1,985,528	7,154,064	3,682,104

OPERATING EXPENSES
Research and development expenses	20,636		504,401
Selling, general and administrative expenses	1,108,674	1,078,393	2,620,645	2,039,938
Total Operating Expenses	1,129,310	1,078,393	3,125,046	2,039,938

INCOME FROM OPERATIONS	1,947,531	907,135	4,029,018	1,642,166

OTHER INCOME (EXPENSE)
Interest income ( expense)	(383,537)	-	(387,739)	-
Other income (expense)	(91,844)	(23,119)	(336,007)	(35,694)
Total Other Income (expense)	(475,381)	(23,119)	(723,746)	(35,694)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	1,472,150	884,016	3,305,272	1,606,472

PROVISION FOR INCOME TAXES	197,165	-	346,776	-

INCOME BEFORE MINORITY INTEREST	1,274,985	884,016	2,958,496	1,606,472

MINORITY INTERESTS	295,384	367,764	954,403	557,094

INCOME FROM CONTINUING OPERATIONS	979,601	516,252	2,004,093	1,049,378

GAIN FROM OPERATIONS OF DISCONTINUED
Gain from discontinued operations	146,771	-	146,771	-
Income tax expense	49,902	-	49,902	-
Net of Gain on Discontinued Operations	96,869	-	96,869	-

NET INCOME	1,076,470	516,252	2,100,962	1,049,378

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	151,701	-	670,805	-

COMPREHENSIVE INCOME (LOSS)	$1,228,171	$516,252	$2,771,767	$1,049,378

INCOME PER SHARE OF COMMON STOCK
BASIC
CONTINUING OPERATIONS	0.03	0.02	0.06	0.04

DISCONTINUED OPERATIONS	0.00	-	0.00	-

NET INCOME	0.03	0.02	0.06	0.04

DILUTED
CONTINUING OPERATIONS	0.03	0.02	0.06	0.04

DISCONTINUED OPERATIONS	0.00	-	0.00	-

NET INCOME	0.03	0.02	0.06	0.04

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC	34,902,548	28,133,757	34,902,548	26,218,201

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED	35,832,548	26,218,201	35,832,548	26,218,201

The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Preferred Stock		Common Stock
	Shares	amount	Shares	Amount	Paid-in Capital	Capital Receivable	Deferred Compensation	Retained Earnings	Statutory Reserves	Accumulated Other Comprehensive Income (Loss)	Totals
BALANCE, December 31, 2004			24,358,757	243,588	1,363,601	-	-	530,861	60,750	(3,339)	2,195,461
Shares issued for services			175,000	1,750	122,817	-	-				124,567
Common shares issued for lab use right			300,000	3,000	297,000						300,000
Shares issued for Erye acquisition			3,300,000	33,000	1,617,000	-	-				1,650,000
Preferred shares issued	1,090,000	10,900			945,245	-	-				956,145
Net income								533,126			533,126
Statutory reserves								-	-		-
Foreign currency translation adjustments											-
BALANCE, September, 2005, Unaudited	1,090,000	10,900	28,133,757	281,338	4,345,663	-	-	1,063,987	60,750	(3,339)	5,759,299
Adjustment for shares issued for Hengyi acquisition					(667,974)	-	-				(667,974)
adjustment for shares issued for lab use right			-	-	(270,000)						(270,000)
Common shares issued for services			482,959	4,829	110,319	-	-				115,148
Capital receivable						(252,471)					(252,471)
Deferred compensation							(24,000)				(24,000)
Preferred shares issued	62,500	625			54,199	-	-				54,824
Net income								394,470			394,470
Statutory reserves								(383,873)	383,873		-
Foreign currency translation adjustments										159,428	159,428
BALANCE, December 31, 2005	1,152,500	$11,525	28,616,716	$286,167	$3,572,207	$(252,471)	$(24,000)	$1,074,584	$444,623	$156,089	$5,268,724
Common shares issued for cash			7,831,863	78,319	6,845,090						6,923,410
Common shares issued for services			50,000	500	4,500						5,000
Common shares issued for note conversion			399,820	3,998	421,002						425,000
Common shares issued for preferred stock conversion	(312,500)	(3,125)	443,277	4,433	(1,308)						-
Common shares returned from Hengyi due to divestiture			-	-	(520,026)						(520,026)
Deferred compensation						(24,000)	24,000				-
Preferred shares issued	90,000	900			89,100						90,000
Assumed warrants to issue common stocks					2,640,000						2,640,000
Shares cancelled for divestiture of HengYi			(1,200,000)	(12,000)				(1,282,209)			(1,294,209)
Net income								2,100,962			2,100,962
Statutory reserves								(2,535,524)	2,535,524		-
Foreign currency translation adjustments										670,805	670,805
BALANCE, September, 2006, Unaudited	930,000	9,300	36,141,676	361,417	13,050,565	(276,471)	-	(642,187)	2,980,147	826,894	16,309,666

The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,100,962	$1,049,377
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Shares issued for service	5,000	-
Depreciation and amortization	680,032	429,040
Bad debt expense	4,589	-
Minority interest	954,403	851,123
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	899,778	3,916,849
Accounts receivable, related parties	(5,291)	-
Notes receivable	(12,407)	-
Other receivables and prepayments	(956,432)	(203,757)
Other receivables - related parties	(1,330,189)	-
Long term other receivables	(799,920)	-
Long term other receivables - related parties	(620,000)	-
Advances to suppliers	505,679	-
Other assets	-	428,862
Inventories	(1,128,733)	(1,702,024)
Increase (decrease) in liabilities:
Accounts payable	235,193	-
Accounts payable - related parties	(181,213)	-
Other payables and accrued liabilities	141,999	(4,606,424)
Other payables - related parties	1,204,960	(115,332)
Customer deposits	(108,957)	185,450
Taxes payable	(472,159)	(35,683)
Net cash provided by (used in ) operating activities	1,117,294	197,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition - cash paid	(930,000)	(200,000)
Cash acquired from business acquisition	415,361	-
Purchase of intangible asset	(1,176,980)	-
Purchase of property and equipment	(1,920,070)	(909,771)
Receivable from Enshi's former shareholders	(2,681,316)	-
Discontinued operations effect	(127,919)	-
Net cash used in investing activities	(6,420,924)	(1,109,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to Erye's former shareholders	(187,470)	-
Restricted cash	512,874	-
Proceeds from issuance of preferred stock	90,000	1,090,000
Proceeds from issuance of common stock	7,351,534	397,000
Proceeds (payments) on short-term convertible notes	(425,000)	450,000
Payments on long-term debts	(131,371)	516,073
Proceeds from short term loans - related parties	(499,920)	-
Net cash provided by financing activities	6,710,647	2,453,073

EFFECT OF EXCHANGE RATE ON CASH	5,344	-

INCREASE IN CASH	1,412,360	1,540,783

CASH, beginning of period	1,026,606	467,036

CASH, end of period	$2,438,966	$2,007,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$385,733	$110,219

Cash paid for interest expense	$463,563	$237,830

The accompanying notes are an integral part of this statement.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and $1,600,000 to be used for working capital and/or expansion purposes. The cash contribution is to be made in installments.

On June 11, 2005, we signed a purchase agreement, which was amended on August 3, 2005 under which, we acquired 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire the 51% ownership interest in Erye was $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. Out of the $3,000,000 to be paid in cash, $2,200,000 would be contributed to Erye for working capital and/or expansion purposes. See Note 15 - Business Combinations.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest US$2 million into Tianyin operations. An additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches US$3,000,000. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operational control of Tianyin at this moment and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin’s shareholders not compromise and meet the company’s request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction is in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin have not been included in the consolidated financial statements for the nine months ended September 30, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 1 - ORGANIZATION AND OPERATIONS, (continued)

On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. (“RACP”) which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company (“Enshi”). Total consideration of $14,690,000 paid by us to acquire the 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed in Note 15 - Business Combinations.

The principal activities of the Company in Mainland China (“China” or “PRC”) is research, manufacture and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines. The principal activities are in China only.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Material inter-company transactions have been eliminated in the consolidation.

Since the Tianyin’s transaction is in the evaluation process, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the nine months ended September 30, 2006.

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
September 30, 2006
(Unaudited)

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Equipment and machinery	5 years
Motor vehicles	5 years
Furniture and fixtures	5 years
Buildings	20 years
Land use right	40-50 years

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Patent

The patent represent patented pharmaceutical formulas, on which we have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, otherwise the patent costs will be subject to amortization over its estimated useful life period. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually when events and changes in circumstances indicate that the carrying value may not be recoverable.

Research and Development Costs

Research and development (or “R&D) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash in these banks at September 30, 2006 amounted to $2,438,966 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, and accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature. In addition, the Company has notes payable issued by the bank and special payables. Management estimates the carrying amount approximates fair values because a historical term of the notes approximates terms availability today.

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

For revenue from R&D service, revenue is recognized when milestone goals are achieved, milestone payments are no longer refundable, and continued performance of future R&D services related to the milestone are not required.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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

Comprehensive Income

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

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s Chinese subsidiaries’ financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period, and equity are stated at their historical rates.

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
September 30, 2006
(Unaudited)

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign Currency Translation, (continued)

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $826,894 and $156,089 for the nine months ended September 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to 1.00 USD as compared to 8.26 RMB at September 30, 2005. The weighted average translation rate of 8.00 RMB to 1.00 USD for the nine months ended September 30, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

These amounts are not material to the consolidated financial statements.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS.

As of September 30, 2006, the Company’s issued and outstanding shares of Series A convertible preferred stock was 930,000. We also took into account the warrants we issued for computation of earnings per share. We decided that all the warrants were anti-dilutive because the excise prices were higher than market price in the period presented. The number of shares used in computing diluted earnings per share for the nine months ended September 30, 2006 and 2005 amounted to 35,832,548, which included 930,000 weighted average number of convertible preferred stock, and 26,218,201, respectively. The number of shares used in computing basic earnings per share for the nine months ended September 30, 2006 and 2005 were 34,902,548 and 26,218,201 respectively. Basic and Diluted earnings per share for the nine months ended September 30, 2006 and 2005 amounted to 0.06 and 0.04, respectively.

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
September 30, 2006
(Unaudited)

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

SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 become beginning with the Company’s first quarter of fiscal year 2006. SFAS No. 154 did not have a material impact on its results of operations, financial position or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued an FIN 48 “Accounting Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Under the Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Interpretation is effective fiscal years beginning after December 31, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption.  The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2 - SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

The implementation of the above pronouncements is not expected to have a material effect on the Company's financial statement presentation or disclosures.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid amounted to $463,563 and $237,830 for the nine months ended September 30, 2006 and 2005, respectively.

Income tax of $385,733 and $110,219 respectively were paid for the nine months ended September 30, 2006 and 2005.

During 2005, the Company issued 657,959 shares of common stock for services. The fair market value of the services received was $239,715.

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University for a lab use right.

Note 4 -  ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased $4,589 from $528,708 at December 31, 2005 to $533,297 at September 30, 2006, $4,589 mainly due to the acquisition of Enshi.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 4 -  ACCOUNTS RECEIVABLE, (continued)

As of September 30, 3006 and December 31, 2005, accounts receivable consist of the following:

	September 30, 2006	December 31, 2005
Accounts receivable	$8,174,979	$4,820,634
Allowance for doubtful accounts	(533,297)	(528,708)

Accounts receivable -
discontinued operation (net)	-	637,733

Accounts receivable, net	$7,641,682	$4,929,659

Note 5 - INVENTORIES

Inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Raw materials	$1,381,659	$424,977
Packaging supplies	293,719	140,373
Sundry supplies	9,512	9,218
Work in process	1,094,792	971,028
Finished goods	2,666,140	1,669,354

Discontinued operation -	-	1,567,910
Inventory
	$5,445,822	$4,782,860

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 6- PLANT AND EQUIPMENT

Plant and equipment consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Plant	$6,191,537	$2,709,509
Office equipment	748,437	132,494
Machinery	8,331,984	5,297,637
Automobiles	715,397	156,191
Construction in progress	317,480	-

Discontinued operation -
Fixed assets (net)	-	1,716,582
Total plant and equipment	16,304,835	10,012,413
Less: accumulated depreciation	(5,110,313)	(4,313,202)
Plant and equipment, net	$11,194,522	$5,699,211

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $433,097 and $429,040 respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 7- OTHER ASSETS

Intangible Assets

Intangible assets include land use rights and drug patents.

	September 30, 2006	December 31, 2005

Land use rights
Erye	$5,789,381	$5,73,354
Less: Accumulated amortization	(495,373)	(321,105)
	5,294,007	5,416,249

Enshi	4,593,816	-
Less: Accumulated amortization	(340,976)	-
	4,252,840	-

Prepayment on land - Enshi	633,000	-

Patents
Approved drugs	1,367,563	-
Less: Accumulated amortization	(370,582)	-
	996,981	-

Intangible assets in discontinued operations	-	1,419,510

Total intangible assets, net	$11,176,828	$6,835,759

Amortization expense for the nine months ended September 30, 2006 and 2005 was $246,935 and $83,951, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited to bank but subject to withdrawal with restrictions according to the agreement with bank. The following list the depositors, the amount and names of the bank as of September 30, 2006 and December 31, 2005:

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 7- OTHER ASSETS, (continued)

Restricted cash, (continued)

Depositor	Name of Bank	Septebmer 30, 2006	December 31, 2005

Erye	Hua Xia Bank, Suzhou	$683,180	$1,178,000

Discontinued operation	Taichang Chengxiang Bank	-	151,280

Total		$683,180	$1,329,280

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of September 30, 2006, the total amount of the long term notes receivable was $806,400. 51% of ownership equity of the debtor was pledged for the loan. The management determined the likelihood of repayment to be collected the Company is high based on the above conditions and well financial conditions of the counter parties.

Note 8- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

Erye	$5,360	Hainan Kaiye	Short term	To be received in cash

As of September 30, 2006, total accounts receivables due from related parties were $5,360.

Other Receivables - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

CBC	$42,461	Advance to shareholders	Short term	To be received in cash

As of September 30, 2006, total receivables due from related parties were $42,461.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 8- RELATED PARTIES TRANSACTIONS, (continued)

Other Receivables - ENSHI’s former shareholder

On September 29, 2006, the Company’s subsidiary Enshi made a distribution of $2,518,461 to the former shareholder of Enshi in the form of 2005 profit distribution. However the Enshi purchase agreement did not provide specifically about such distribution. The management of the Company expects to recover this amount from the former Enshi shareholder. The Company holds various amounts in terms of purchase price withholding and working capital withholding against the former Enshi shareholder. The mananagement expects to resolve this matter shortly.

Subsidiary	Amount	Due from	Term	Manner of settlement

ENSHI	$2,518,461	Former shareholder	Short term	To be received in cash

As of September 30, 2006, total receivables due from related parties were $2,518,461.

Accounts Payable - Related Parties

Subsidiaries	Amount	Due to	Term	Manner of settlement

Erye	$62,346	Hainan Kaiye	Short term	To be paid in cash

As of September 30, 2006, total accounts payable due to related parties were $62,346.

Other Payables - Related Parties

Subsidiaries	Amount	Due to	Term	Manner of settlement

Erye	$371,203	Hainan Kaiye	Short term	To be paid in cash

As of September 30, 2006, total other payables due to related parties were $371,203.

Long Term Other Receivables - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

CBH	$620,000	Hengyi	Long term	To be received in cash

As of September 30, 2006, total other payables due to related parties were $620,000.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 8- RELATED PARTIES TRANSACTIONS, (continued)

Short Term Loans - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

ENSHI	$379,800	Erye Trade Company	Long term	To be received in cash

As of September 30, 2006, total other payables due to related parties were $379,800.

Special payable - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

ERYE	$104,795	Erye Trade Company	Long term	To be received in cash

As of September 30, 2006, total other payables due to related parties were $104,795.

Note 9 - NOTES PAYABLE

The Company’s subsidiary Erye has $2,304,522 notes payable to Erye’s vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

The Company had notes payable $425,000 and were converted to preferred stock in 2006.

Note 10 - MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye. The Company’s wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan. There is no minority interest in Enshi since the Company owns 100% of Enshi.

	Equity of the Subsidiaries as of	Ownership in Subsidiaries		Minority Interest in Subsidiaries
Subsidiary	September 30, 2006	Percentage	Amount	Percentage	Amount
Erye	$7,763,197	51.00%	$3,959,230	49.00%	$3,803,966
Keyuan	1,327,273	90.00%	1,194,546	10.00%	132,727
Enshi	16,798,800	100.00%	16,798,800	0.00%	-
Total	$25,889,270		$21,952,576		$3,936,694

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 11- STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less then 15% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee’s benefits. The following list the provision of statutory reserves as of September 30, 2006.

Year	Amount

2004	$1,135,001
2005	1,152,036
2006	693,110
Total	$2,980,147

Note 12 - INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2005, of the Company’s subsidiaries, Keyuan and Enshi were exempt from CIT, while Erye was subject to a 33% income tax rate for the year of 2005. Erye was granted income tax exemption for two years commencing from January 1, 2006.

The Company’s income tax expense for the nine months ended September 30, 2006 and 2005 are $346,776 and $0, respectively.

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

The Company’s operating subsidiaries operate in China. According to the Chinese Joint Venture Business Law, these subsidiaries have been registered and incorporated with the status of Sino-foreign joint venture companies and are subject to a two year tax exemption and a three year 50% reduction in income tax rates preference treatment, which generally commences from the first year of establishing a joint venture or the approval date of the income tax preference application.

The following list depicts the tax preference rate applicable to the subsidiaries and the applicable years:

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 12 - INCOME TAXES, (continued)

Corporation Income Tax (CIT), (continued)

	Full Exemption Period		Half-Reduction Period
Subsidiaries	Period	Tax Rate	Period	Tax Rate
Nanjing Keyuan	2005-2006	0.00%	2007-2009	16.50%
Suzhou Erye	2006-2007	0.00%	2008-2010	16.50%
Shengyang Enshi	2004-2005	0.00%	2006-2008	15.00%

After the income tax preference period expired, a 33% income tax rate is applicable.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	June 30, 2006
	2006	2005
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exempted	(33.0)	(33.0)
Total provision for income taxes	- %	- %

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2006 and 2005 amounted to $1,019,240 and $314,783, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for June 30, 2006 and 2005 to $0.03 and $0.012, respectively.

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

Note 13 - LOANS

Other Long Term Liabilities

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Notes 15-Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. The Company paid off $658,535 ahead of the payment schedule. As of September 30, 2006, the balance of the long-term debt was $10,841,465. The following lists the repayment schedule of the principal of the loan.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 13 - LOANS , (continued)

Other Long Term Liabilities, (continued)

Amount
2007	$2,875,000
2008	5,750,000
2009	2,216,465
Thereafter	-
$10,841,465

Short Term Bank Loans

The Company has a total amount of $4,089,180 in short term loans from four different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 5.2%

Interest expense for the nine months ended September 30, 2006 and 2005 was $394,435 and $366,678 respectively.

Notes Payable

The Company has notes payable to the bank in amount of $480,000 which bears no interest for the first six months at which time interest will accrue at the bank’s lending rate if still outstanding.

Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the nine months ended September 30, 2006 and 2005, the Company recognized rent expense of $13,476 and $7,030, respectively.

As of September 30, 2006, the Company has outstanding commitments in respect to non-cancelable operating leases, which fall due as follows:

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 14 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases , (continued)

Amount
2006	$13,475
2007	29,650
2008	32,610
2009	35,870
Thereafter	39,000
$150,605

Note 15 - BUSINESS COMBINATIONS

Erye Acquisition

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

		Acquired (Assumed)
Item	Fair Value	by the Company
Current assets	$8,601,786	$4,386,911
Property, plant, and equipment	4,305,631	2,195,872
Intangible assets	7,755,221	3,955,162
Other assets	1,178,000	600,780
Total assets	21,840,637	11,138,725

Current liability	11,465,031	5,847,166
Ling term liability	1,257,959	641,559
Total liabilities	12,722,990	6,488,725

Net assets	$9,117,647	$4,650,000

The original purchase price amounted to $80,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 15 - BUSINESS COMBINATIONS, (continued)

Erye Acquisition, (continued)

purpose of determining the total purchase price of the acquisition. On April 12, 2006, the Board Directors decided to amend the purchase price for the 51% ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in a write down of goodwill and equity. As of December 31, 2005, $2,200,000 of cash contribution has not been made. The Company contributed the $2,200,000 in full by the end of April, 2006.

In determining the cost of the acquired equity, we considered all aspect of the acquisition and weighed the consideration we paid and the assets we received. Since we have an independent appraisal report on Erye’s assets and liabilities and according to our management’s understanding and judgment about Erye’s assets and liabilities, we believe that the net fair value of assets acquired and debt assumed was more determinable and evident. The value of our equity was recognized as a residual value of total net assets we received, deducting the $2,200,000 of cash we paid.

We accounted for the business acquisition in conformity with SFAB 141 Business Combination in accordance with paragraphs 20-24 in arriving at the fair of our equity. As there was no quoted price for our stock at that point of time, we believe the fair value of assets we acquired was a reliable base for determine the fair value of our equity.

Enshi Acquisition

On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. (“RACP”) which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company (“Enshi”). Total consideration of $14,690,000 paid by us to acquire 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume the $11,500,000 debt of RACP.

Assets acquired and debts assumed of the transaction are listed as below:

		Acquired (Assumed)
Item	Fair Value	by the Company
Current assets	$6,840,881	$6,840,881
Property, plant, and equipment	7,188,912	7,188,912
Intangible assets	5,253,973	5,253,973
Total assets	19,283,766	19,283,766

Total liabilities	4,593,766	4,593,766

Net assets	$14,690,000	$14,690,000

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 15 - BUSINESS COMBINATIONS, (continued)

Enshi Acquisition, (continued)

The acquisition generated no goodwill since total consideration was equal to total net assets acquired. In determining the cost of the acquisition, we considered all aspect of the acquisition and weighted the consideration we paid and the assets we received. We applied the Black-Scholes model method to determine the value of the warrants, which was at $0.22 per unit. Thus we concluded the total consideration was $14,690,000. We determined the fair value of the acquired assets of Enshi based on an independent appraisal. The fair value of Enshi’s net assets was in accordance with the independent appraisal was $16,683,503.63, exceeding our total consideration by $1,993,504. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Enshi’s fixed assets and intangible assets that would have been assigned to those assets. As a result, we arrived at the above list of amount of assets acquired and debt assumed.

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

Sales	$20,269,829
Cost of Goods Sold	13,548,650

Gross Profit	6,755,547
Operating Expenses	2,953,483
Income Tax	160,472
Minority Interest	657,311

Net Income	$2,984,281

Divestiture of Suzhou Hengyi

As of August 29, 2006, the Company entered into an agreement with the minority shareholders of Suzhou Hengyi to divest the Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi of 1,200,000 shares of the Company’s common stock and $620,000 in cash, and the proportionate earnings earned from the inception of the acquisition of Hengyi through July 1, 2006 will be returned to the Company. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi will cease to be a subsidiary of the Company.

The Company believes that in view of the unsatisfactory performance of Hengyi, this recission of the agreement and the disposal of Hengyi’s operations will have a positive impact on the Company's performance and financial results. The Company will use the returned consideration for the acquisition of better prospective companies.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 15 - BUSINESS COMBINATIONS, (continued)

Divestiture of Suzhou Hengyi, (continued)

All the parties to the divestiture agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two divested companies. The Company recognized a gain, net of tax, on the divestiture of $96,869 during the quarter ended September 30, 2006. The following demonstrates the carrying value of the assets at July 1, 2006.

Items	Suzhou Hengyi	Suzhou Sintofarm

Current Assets	$2,171,080	1,819,444
Property, Plant and Equipment	1,425,215	598,172
Intangible Assets and Other Assets	4,877,130	12,194
Total Assets	8,473,426	2,429,810

Current Liabilities	3,882,815	667,428
Long-term Liabilities	1,076,100
Minority Interest
Shareholders' Equity	3,514,511	1,762,382
Total Liabilities and Shareholders' Equity	$8,473,426	2,429,810

According to agreement, Hengyi agreed to return $620,000 in three installments before the end of year 2007. In addition, Hengyi agreed to pay back the Company one third of retained earnings after acquisition before the end of year 2008 and two third of retained earnings after acquisition before the end of year 2009. However, the Company did not record a receivable because management cannot reasonably estimate the amount if any that might be paid.

Note 16 - SHAREHOLDERS’ EQUITY

Private placement closed on December 31, 2004 (the “Notes Private Placement”)

In January, 2005, we raised gross proceeds of $500,000 through the sales of promissory notes, pursuant to a subscription agreement (referred to as the Notes Subscription Agreement), which we entered into with twenty (20) accredited investors (referred to as the Notes Subscribers. Pursuant to the Notes Subscription Agreement, the Notes Subscribers received convertible notes (“Notes” or “Convertible Notes”) for a total aggregate amount of $500,000 with a maturity date of 180 days from the Notes issuance (the “Maturity”), bearing an interest rate on the principal balance of the Notes of 7% per annum payable at Maturity or upon satisfaction or discharge of the Note. Holder of the Note has the right to convert all, but not less than all, of the Notes into shares of our common stock (each a "Share") at one dollar per share. In September, 2005, the Notes Subscribers have agreed to extend the maturity date of the Notes until December 31, 2005. As of March 31, 2006, all of the Notes have been either converted into shares or have been redeemed.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 16 - SHAREHOLDERS’ EQUITY, (continued)

In addition, as an inducement for the Notes Subscribers to extend the maturity date, the Company has issued 42,500 additional shares to these Notes Holders who agreed to grant the extension as described above. Management determined the warrants have no value.

Upon the execution of the Notes Subscription Agreement, we also issued to the Notes Subscribers one (1) warrant for every one (1) Share that the convertible notes can convert into under the Notes Subscription Agreement (the “Note Warrants”). The exercise price of the majority of Note

Warrants is $1.50 per share. Pursuant to the Note Warrants, the Notes Subscribers are entitled to purchase an aggregate amount of 341,657 shares. The Note Warrants may be exercised only in full. The Note Warrants will expire three (3) years from issuance date of the Note Warrants. See also “Selling Shareholders.” Management determined the warrants have no value.

WestPark Capital Inc. ("WestPark") acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 65,000 shares in consideration of its service as our private placement agent and 26,666 warrants representing the right to purchase up to 26,666 shares under the same terms as described in the preceding paragraph. Management determined the warrants have no value.

Pursuant to the Notes Subscription Agreement, we are required to file with the Securities and Exchange Commission ("SEC") a registration statement within 120 days after the issuance date of the Notes and the Note Warrants, which registers all the shares to which the Notes may be converted and the shares underlying the Note Warrants issued or issuable to the Notes Subscribers and WestPark in the private placement. In addition, pursuant to the Notes Subscription Agreement, we are required to pay a penalty of 5% per month if the registration statement has not become effective before the required date. The related penalties prior to the SB-2 registration effective date were accrued for and recorded by the Company. The SB-2 registration was filed and effective on May 11, 2006.

Common stock issued for lab use right

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory in the next five years. The value of the 300,000 shares has not been stated in the agreement. The management originally estimated the stock value as $1.00 share. However, the management reevaluated the value of the stock based upon the stock performance in the past year and decided to discount the value of the stock to $0.10 per share as of December 31, 2005.

Private placement closed in June, 2005 (the “Initial Preferred A Private Placement”)

In June, 2005, we entered into a June subscription agreement, to which we refer as the Initial Preferred A Subscription Agreement, with each of twenty eight (28) accredited investors, to which we collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price $1.00 per share convertible at a ratio of 1:1 into shares. For more information on Series A Convertible Preferred Stock, see “Description of Securities.”

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 16 - SHAREHOLDERS’ EQUITY, (continued)

Upon the execution of the Initial Preferred A Subscription Agreements, we also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements (“Initial Preferred A Warrants”). The exercise price of the Initial Preferred A Warrants is $2.00 per Share. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issuance date of the Initial Preferred A Warrants. Management determined the warrants have no value.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 76,500 shares of common stock in consideration of its service as our private placement agent and 76,500 Initial Preferred A Warrants representing the right to purchase up to 76,500 shares under the same terms as described in the preceding paragraph. Management determined the warrants have no value.

Private placement closed on October 19, 2005 (the “Subsequent Preferred A Private Placement”)

On October 19, 2005, we entered into a subscription agreement, to which we refer to as the Subsequent Preferred A Subscription Agreement (together with the Initial Preferred A Subscription Agreement, the “Preferred A Subscription Agreement”), with each of three (3) accredited investors, to which we collectively refer to as the Subsequent Preferred A Subscribers (together with the Initial Preferred A Subscribers, the “Preferred A Subscribers”). Pursuant to the Subsequent Preferred A Subscription Agreement, the Subsequent Preferred A Subscribers received 62,500 shares of our Series A Convertible Preferred Stock.

Upon the execution of the Subsequent Preferred A Subscription Agreement, we also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement (“Subsequent Preferred A Warrants”, and together with the Initial Preferred A Warrants, the “Preferred A Warrants”). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate amount of 62,500 shares. Management determined the warrants have no value.

WestPark acted as our placement agent in the private placement described above. In consideration of WestPark’s services, we issued to WestPark or its designees 5,625 common stock in consideration of its service as our private placement agent and 5,625 warrants representing the right to purchase up to 5,625 shares of our common stock under the same terms as described in the preceding paragraph. Management determined the warrants have no value. Pursuant to the Preferred A Subscription Agreement, we are required to file with the SEC a registration statement within 120 days, which registers all the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Preferred A Warrants issued or issuable to the Preferred A Subscribers and WestPark in the private placements.

In addition, pursuant to Initial Preferred A Subscription Agreement and Subsequent Preferred A Subscription Agreement we are required to pay a penalty of 5% per month if the registration statement has not become effective before the required date. The related penalties prior to the SB-2 effective date were accrued by the Company. The SB-2 was filed and effective on May 11, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 16 - SHAREHOLDERS’ EQUITY, (continued)

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

Issuance of Shares/Warrants for Services

During 2005, the Company engaged with Consulting For Strategic Growth 1, Ltd. for six months ending May 14, 2006. The terms of the agreement are for the consultant to receive cash payment of $4,000 plus value at $2,500 common stocks and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. In December 2005, the Company reengaged this company for a period of six months and the terms of the agreement are for the consultant to receive a cash payment of $4,000 plus common stock valued at $2,500 and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. The shares of common stock will be issued to the consultant in 2006.

On April 1, 2005, the Company entered into an advisory agreement with Robin Smith as the Chairman of the Company's Advisory Board for a period of one year. The terms of the agreement are for Ms. Smith to receive 60,000 shares of unregistered common stock plus three year warrants to purchase 35,000 shares of common stock of the Company at an exercise price equal to $2.00. The shares of common stock were issued to Ms. Smith in 2005.

On April 1, 2005, the Company engaged a consultant for a period of seven months ending October 31, 2005. The terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company. On December 20, 2005, the Company reengaged this consultant for a period ending December 31, 2006 and the terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 16 - SHAREHOLDERS’ EQUITY, (continued)

Under the Initial Common Stock Securities Purchase Agreement, we have agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.00 per share and not issue any warrants or securities that are exercisable into shares at a price lower than $1.25 per share.

Pursuant to the Initial Common Stock Securities Purchase Agreement, the Initial Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in the twelve (12) months the effective date of the registration statement..

Pursuant to a registration rights agreement entered between the Initial Common Stock Purchaser and us, we have agreed to file a registration statement with the SEC covering the shares and shares underlying the Warrants, within 65 days from this closing and obtain effectiveness of such registration statement within 170 days from closing. In case the Company does not meet the filing deadlines listed above we will pay a penalty of 1% of the aggregate investment made by Investors and on each monthly anniversary of such default an amount equal to 1.5% of the aggregate investment amount of Investors, respectively. The SB-2 registration statement was filed timely and beame effective on May 11, 2006. Therefore, no penalties were incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS and of FINANCIAL CONDITION AND RESULTS of OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company". The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC") and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

On May 16, 2006, we entered into a Conditional Stock Purchase Agreement with RACP Pharmaceutical Holdings Ltd., a British Virgin Islands company ("RACP") and certain other parties to ultimately acquire 100% ownership interest in Shenyang Enshi Pharmaceutical Co, Ltd. ("Enshi"), a pharmaceuticals manufacturer. On September 6, 2006, our management moved into Enshi's offices and acquired effective control of Enshi's operations. On September 30, 2006, all required paperwork and legal procedures and audit procedures have been completed and the title ownership of 100% of Enshi has been transferred to us.

On August 3, 2006, we filed an application with the American Stock Exchange ("AMEX") to list our shares of common stock on the AMEX.

On August 29, 2006, we entered into an agreement with the minority shareholders of our subsidiary, Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd. ("Suzhou Hengyi") to divest the subsidiary and another grand-subsidiary, Suzhou Sintofarm, in which Suzhou Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Pursuant to the agreement all consideration paid to the shareholders of Suzhou Hengyi, namely, 1,200,000 shares of our common stock and $620,000 was to be returned to us and we no longer have any other obligations to Suzhou Hengyi or its shareholders. Simultaneously our 75.8% ownership interest of Suzhou Hengyi has been returned to Suhzou Hengyi's shareholders or its designated party. As a result, Suzhou Hengyi ceased to be a subsidiary of our company. We believe that in view of the unsatisfactory performance of Suzhou Hengyi, this recession and disposal will have a positive impact on our performance and financial results We will use the returned consideration for acquisitions of better candidates.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to acquire a 51% ownership interest in Tianyin. We are currently evaluating the viability of the implementation of and may terminate the Tianyin purchase agreement in view of Tianyin's performance. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operation control of Tianyin and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchased price. Appropriate disclosure will be made upon the final determination by the board of the directors.

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

REVENUE AND REVENUE RECOGNITION

We have three categories of revenue resources, revenue from sales of new drugs formulas, revenue from R&D service rendered by the Company and revenue from sales of medical product. The Company recognizes revenue from product and drug formula sales when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. Allowances are established for estimated rebates, wholesaler charge backs, prompt pay sales discounts, product returns, and bad debts. For revenue from R&D service, revenue is recognized when milestone goals are achieved, milestone payments are no longer refundable, and continued performance of future R&D services related to the milestone are not required.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"). The operating results for the three months ended September 30, 2005 reported in our quarterly report on Form 10-QSB filed with the SEC on August 15, 2005 included Erye's results for the period of September 11, 2005 to September 30, 2005. We took actual control of Enshi on September 6, 2006. and the operating results for the three months ended September 30, 2006 reported in this quarterly report includes Enshi's results for the period of September 6, 2006 to September 30, 2006. On August 28, 2006, the Company entered into an agreement with the minority shareholders of Suzhou Hengyi to divest the subsidiary and another grand-subsidiary, Suzhou Sintofarm, in which Suzhou Hengyi has 50% controlling ownership interest from its subsidiary portfolio. All the parties to the divestiture agreement that the transaction took effect as of June 30, 2006. The operating results for the three months ended September 30, 2006 reported in this quarterly report does not include Suzhou Henyi's results for the period of July 1, 2006 to September 30, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES	$7,962,641	$7,498,008

COST OF GOODS SOLD	4,885,800	5,512,480

GROSS PROFIT	3,076,841	1,985,528

OPERATING EXPENSES
Research and development expenses	20,636
Selling, general and administrative expenses	1,108,674	1,078,393
Total Operating Expenses	1,129,310	1,078,393

INCOME FROM OPERATIONS	1,947,531	907,135

OTHER INCOME (EXPENSE)
Interest income ( expense)	(383,537)	-
Other income (expense)	(91,844)	(23,119)
Total Other Income (expense)	(475,381)	(23,119)

INCOME BEFORE INCOME TAXES	1,472,150	884,016

PROVISION FOR INCOME TAXES	197,165	-

INCOME BEFORE MINORITY INTEREST	1,274,985	884,016

MINORITY INTEREST	295,384	367,764

INCOME FROM CONTINUING OPERATION	979,601	516,252

GAIN FROM OPERATION OF DISCONTINUED
Gain from operation of discontinued	146,771	-
Income tax liability	49,902	-
Net of Gain on Operation Discontinued	96,869	-

NET INCOME	1,076,470	516,252

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	151,701	-

COMPREHENSIVE INCOME (LOSS)	$1,228,171	$516,252

INCOME PER SHARE OF COMMON STOCK
BASIC
CONTINUING OPERATIONS	$0.03	$0.02

DISCONTINUED OPERATIONS	0.00	0.00

NET INCOME	$0.03	$0.02
DILUTED
CONTINUING OPERATIONS	$0.03	$0.02

DISCONTINUED OPERATIONS	0.00	0.00

NET INCOME	$0.03	$0.02

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC	34,902,548	28,133,757

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED	35,832,548	26,218,201

REVENUE

Revenue for the three months ended on September 30, 2006 was $7,962,641, while the revenue for the three months ended September 30, 2005 was $7,498,008, representing an approximately 6.2% increase. The increase is attributable mainly to organic growth of revenue generated by Erye, as well as to revenue generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the three months ended September 30, 2005. In addition, due to the effect of divestiture of Hengyi, effective of July 1, 2006, revenue of Hengyi was not included in the period for the three months ended September 30, 2006 but was included in September 30, 2005. Otherwise, the increase in revenue for the three months ended September 20, 2006 would have been higher if revenue of Hengyi was included in comparison to revenue for the three months ended September 30, 2005.

COST OF GOODS SOLD

Cost of goods sold for the three months ended on September 30, 2006 was $4,885,800 as compared to $5,512,480 for the three months ended September 30, 2005. Cost of goods sold as a percentage of sales revenues was approximately 61% for the three months ended September 30, 2006 as compared to approximately 74% for the three months ended September 30, 2005. The decrease of cost of goods sold as a percentage of sales revenues is primarily attributable to the reduced manufactured cost on some products and the high gross profit margin of ENSHI’S products. Also, due to the effect of divestiture of Hengyi, its cost of goods sold was not included in the period for the three months ended September 30, 2006 but was included in September 30, 2005. Accordingly, cost of goods would have been higher if Hengyi’s cost of goods sold was included the period for the three months ended September 30, 2006 in comparison to cost of goods for the three months ended September 30, 2005.

GROSS PROFIT

Gross profit in the three months ended on September 30, 2006 amounted at $3,076,841, as compared to $1,985,528 for the three months ended September 30, 2005, representing approximately 55% increase. The gross profit margin for the three months ended September 30, 2006 was 39% as compared to approximately 26% for the three months ended September 30, 2005. The increase in gross profit margin is mainly due to Enshi's high gross profit margin.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2006 were $1,129,310 as compared to $1,078,393 for the three months ended September 30, 2005, representing 5% increase. The increase in operating expenses is primarily attributable to small increase in SG&A expense.

R&D

Research and Development cost for the three months ended September 30, 2006 was $20,636 as compared to $0 for the three months ended September 30, 2005. The increase is mainly due to the research and development activities conducted by Keyuan.

NET INCOME

Net Income for the three months ended September 30, 2006 was $1,076,470 as compared to net income of $516,252 for the three months ended September 30, 2005, representing 109% increase. The increase of the net income of the Company is mainly due to the strong organic growth of Erye as well as to net income generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the three months ended September 30, 2005.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

On June 11, 2005, the Company signed a purchase agreement which was amended on August 3, 2005 to acquire approximately 51% ownership interest of Erye. The operating results for the nine months ended September 30, 2005 reported in our quarterly report on Form 10-QSB filed with the SEC on August 15, 2005 included Erye's results for the period of September 11, 2005 to September 30, 2005. We took actual control of Enshi on September 6, 2006 and the operating results for the nine months ended September 30, 2006 reported in this quarterly report includes Enshi's results for the period of September 6, 2006 to September 30, 2006. On August 29, 2006, the Company entered into an agreement with the minority shareholders of Suzhou Hengyi to divest the subsidiary and another grand-subsidiary, Suzhou Sintofarm, in which Suzhou Hengyi has 50% controlling ownership interest from its subsidiary portfolio. The operating results for the nine months ended September 30, 2006 reported in this quarterly report does not include Suzhou Hengyi's results for the period of July 1, 2006 to September 30, 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES	$21,233,187	$13,129,081

COST OF GOODS SOLD	14,079,123	9,446,977

GROSS PROFIT	7,154,064	3,682,104

OPERATING EXPENSES
Research and development expenses	504,401
Selling, general and administrative expenses	2,620,645	2,039,938
Total Operating Expenses	3,125,046	2,039,938

INCOME FROM OPERATIONS	4,029,019	1,642,166

OTHER INCOME (EXPENSE)
Interest income ( expense)	(387,739)	-
Other income (expense)	(336,007)	(35,694)
Total Other Income (expense)	(723,746)	(35,694)

INCOME BEFORE INCOME TAXES	3,305,272	1,606,472

PROVISION FOR INCOME TAXES	346,776	-

INCOME BEFORE MINORITY INTEREST	2,958,496	1,606,472

MINORITY INTEREST	954,403	557,094

INCOME FROM CONTINUING OPERATIONS	2,004,093	1,049,378

GAIIN FROM DISCONTINUED OPERATION
Gain from operations of discontinued	146,771	-
Income tax liability	49,902	-
Net of Gain on Operation Discontinued	96,869	-

NET INCOME	2,100,962	1,049,378

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	670,805	-

COMPREHENSIVE INCOME (LOSS)	$2,771,767	$1,049,378

INCOME PER SHARE OF COMMON STOCK
BASIC
CONTINUING OPERATIONS	0.06	0.04

DISCONTINUED OPERATIONS	0.00	0.00

NET INCOME	0.06	0.04

DILUTED
CONTINUING OPERATIONS	0.06	0.04

DISCONTINUED OPERATIONS	0.00	0.00

NET INCOME	0.06	0.004

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC	34,902,548	26,218,201

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED	35,832,548	26,218,201

REVENUE

Revenue for the nine months ended on September 30, 2006 was $21,233,188, while the revenue for the nine months ended September 30, 2005 was $13,129,081, representing an approximately 62% increase. The increase is attributable mainly to strong organic growth of revenue generated by Erye, as well as to revenue generated as a result of the acquisition of Enshi and which was not reflected in the Company's financial statements for the nine months ended September 30, 2005. In addition, due to divestiture effective as of July 1, 2006, Hengyi’s revenue was included for the six months ended June 30, 2006 but was not included for the three months ended September 30, 2006 in comparison with revenue for the nine months ended September 30, 2005 which Hengyi’s revenue was included. Therefore, the revenue would have been higher if revenue of Hengyi was included for the three months ended September 30, 2006.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended on September 30, 2006 was $14,079,123 as compared to $9,446,977 for the nine months ended September 30, 2005. Cost of goods sold as a percentage of sales revenues was approximately 66% for the nine months ended September 30, 2006 as compared to approximately 72% for the nine months ended September 30, 2005. The increase of cost of goods sold as a percentage of sales revenues is primarily attributable to the acquisition of Enshi. In addition, due to divestiture effective as of June 30, 2006, Hengyi’s cost of goods sold was included for the six months ended June 30, 2006 but was not included for the three months ended September 30, 2006 in comparison with cost of goods sold for the nine months ended September 30, 2005 which Hengyi’s cost of goods sold was included for the nine months ended September 30, 2005. Therefore, the cost of goods sold would have been higher if cost of goods sold of Hengyi was included for the three months ended September 30, 2006.

GROSS PROFIT

Gross profit in the nine months ended on September 30, 2006 amounted at $7,154,064, as compared to $3,682,104 for the nine months ended September 30, 2005, representing approximately 94% increase. The gross profit margin for the nine months ended September 30, 2006 was 34% as compared to approximately 28% for the nine months ended September 30, 2005. The increase in gross profit margin is mainly due to Enshi's high gross profit margin. In addition, due to divestiture effective as of June 30, 2006, Hengyi’s revenue and cost of goods sold was included for the six months ended June 30, 2006 but was not included for the three months ended September 30, 2006 in comparison with revenue and cost of goods sold for the nine months ended September 30, 2005 which Hengyi’s revenue and cost of goods sold were included for the nine months ended September 30, 2005. Accordingly, gross profit would have been higher if revenue and cost of goods sold of Hengyi were included for the three months ended September 30, 2006.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2006 was $3,125,046 as compared to $2,039,938 for the nine months ended September 30, 2005, representing 53% increase. The increase in operating expenses is primarily attributable to increase in SG&A expense and R&D expenses incurred by Keyuan and acquisition of ENSHI.

R&D

Research and Development cost for the nine months ended September 30, 2006 was $504,401 as compared to $297,864 for the nine months ended September 30, 2005, representing a 69% increase. The increase is mainly due to the research and development activities conducted by Keyuan and Erye.

NET INCOME

Net Income for the nine months ended September 30, 2006 was $2,100,962 as compared to net income of $1,049,378 for the nine months ended September 30, 2005, representing 100% increase. The increase of the net income of the Company is mainly due to strong organic growth of Erye, as well as to net income generated as a result of the acquisitions of Enshi and which was not reflected in the Company's financial statements for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, net cash provided by operating activities was $197,481, compared to an inflow of $1,117,294 for the nine months ended September 30, 2006. Net cash used by operating activities mainly results from large amount of account receivables. Net cash used in investing activities was $1,109,771 for the nine months ended September 30, 2005, compared to an outflow of $6,420,924 for the nine months ended September 30, 2006. Cash used by investing activities in the nine months ended September 30, 2006 mainly results from purchase of intangible assets, purchase of property and equipment, and dividend paid to shareholders. Net cash provided by financing activities was $2,453,073 for the nine months ended September 30, 2005, compared to an inflow of $6,710,647 for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2006 results primarily from private placement offset by repayments of short term bank credit. Cash and cash equivalents as of nine month ended September 30, 2006 was $2,438,966.

For the nine months ended September 30, 2006, cash flow performance is below our management's expectation. This is mainly due to large amount of account receivables occurred during this period and extended aging of the account receivable. This has negative impact on the Company's working capital and weakened the Company's capital strength. During the nine month period of 2006, the pharmaceutical industry in China was significantly influenced by new government regulatory policies. For example, the government initialized an anti-corruption program prohibiting doctors to receive commissions and set price cap for drugs sold through hospitals. This has created significant negative impacts to all prescription drug manufacturers and drug distribution companies in the market. The Company's prescription drugs were mainly sold to hospitals through major drug distribution companies. During this period of time, such distribution companies have difficulties to sell the Company's prescription drugs to hospitals and collect money. It is still not clear how long the negative market environment will remain and how fast the market will recover from these regulatory impacts. Our management has been putting great efforts to strengthen the Company's cash flows by providing incentives to our distributors such as bonus discount on drug price, attracting these distributors to collect money from hospitals and shortening the age of account receivables. We believe that this government campaign shall gradually create a healthy and fair market for every player in the Chinese pharmaceutical industry and provide better opportunities for companies having clear competitive advantages. In addition, this is a unique period for merger and acquisition in China. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In January of 2005, we raised gross proceeds of $500,000 through the sales of promissory note to accredited investors. In September of 2005, pursuant to an exemption under the Securities Act, we have conducted a private placement of approximately $1,090,000 with 28 accredited investors, through issuance of Series A Convertible Preferred Stock. In October of 2005, we conducted a private placement of additional Series A Convertible Preferred Stock worth $62,500. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006, which became effective on May 11, 2006. We have assumed a loan of $11,500,000 which was contracted on September 29, 2006("Grant Date") due to RimAsia Capital Partners, L.P. in connection with the acquisition of Enshi. The interest of the loan is to be paid semi-annually with an annual rate of 11%. We paid off $500,000 ahead of the down payment schedule. At September 30, 2006, the balance of the other long term liabilities $10,841,465.
On September 29, 2006, the Company's subsidiary Enshi made a distribution of $2,518,461 to the former shareholder of Enshi in the form of 2005 profit distribution. However the Enshi purchase agreement did not provide specificly about such distribution. The management of the Company expects to recover this amount from the former Enshi shareholder. The Company holds various amounts in terms of purchase price withholding and working capital withholding against the former Enshi shareholder. The management expects to resolve this matter shortly.

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

Since 1994 China has pegged the value of the Renminbi to the U.S.dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. The value of the Renminbi to the U.S. dollar was translated at 8.26 RMB to $1.00 USD at the end of September 30, 2005 and 7.90 RMB to $1.00 USD at the end of September 30, 2006. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123(R)”, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We implemented SFAS No. 123(R) effective January 1, 2006 which did not have a material impact on the Company’s results of operations, cash flow, or financial position.

In September 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable.

SFAS No. 154 enhances the consistency of financial information between periods. We implemented SFAS No. 154 beginning with the Company's first quarter of fiscal year 2006. Currently SFAS No. 154 did not have a material impact on the Company's results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.

ITEM 3. CONTROLS and PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

40

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

Date: November 14, 2006	By:	/s/ Chris Peng Mao
	Name:	Chris Peng Mao
	Title:	Chief Executive Officer

Date: November 14, 2006	By:	/s/ HUNAG Chentai
	Name:	HUNAG Chentai
	Title:	Chief Financial Officer

41