Form 10KSB
period 2006-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2007-04-02
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

The issuer's revenues for the fiscal year ended December 31, 2006 were $25,980,820.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $17,844,160 as of March 1, 2007.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of	Number of Shares Outstanding
Equity Securities	as of March 31, 2007
Common Stock, $0.01 par value	36,309,883

Transitional Small Business Disclosure Format: Yes:   ☐     No:   ☒

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
2006 FORM 10-KSB ANNUAL REPORT

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

On February 27, 1986, the stockholders of our company approved the divestiture and sale of assets pertaining to camera manufacturing and photography operations as well as the sale of certain shares of stock in a photographic related company owned by it and its interest in the Company's then owned premises. The sale was consummated as of February 28, 1986. After such divestiture, the Company's activities consisted of the holding of interests in various companies and the seeking out of acquisition and joint-venture opportunities in various fields of business endeavor. On May 27 1988, the company filed with the Securities and Exchange Commission a notification of election to be treated as a "Business Development Company" ("BDC") as that term is defined in the Investment Company Act of 1940 (the "1940 Act"). The decision to become a BDC was made primarily to better reflect the Company's anticipated future business and development relationships. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. As a result of the reorganization the acquisition of CBC pursuant to the Exchange Agreement, our company is no longer a BDC and is now an operating company.

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

Pursuant to a share exchange agreement ("Exchange Agreement") between the Company, CBC, Keyuan, and Chris Peng Mao as the sole shareholder of CBC, our company received all of the issued and outstanding common stock of CBC in exchange for 20,842,779 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of our company, par value $0.01 per share, representing approximately 90% of the issued and outstanding common capital stock of our company following the time of the issuance. As of March 30, 2007, there were 36,848,399 issued and outstanding shares of our common stock and 202 holders of record.

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and additional $1,600,000 as additional contribution into the acquired Hengyi for working capital and/or expansion purposes. The cash contribution is to be made in installments. On August 29, 2006, we entered into an agreement with the minority shareholders of our subsidiary, Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Pursuant to the agreement all consideration paid to the shareholders of Hengyi, namely, 1,200,000 shares of our common stock and $620,000 was to be returned to us and we no longer have any other obligations to Hengyi or its shareholders. Simultaneously our 75.8% ownership interest of Hengyi has been returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of our company.

On June 11, 2005, we signed a purchase agreement, which was amended on August 3, 2005 under which, we acquired controlling ownership interest (approximately 51%) in Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 common shares valued at $0.50 per share or $1,650,000. Out of the $3,000,000 to be paid in cash, $2,200,000 was contributed to the acquired Erye for working capital and/or expansion purposes.

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to acquire a 51% ownership interest in Tianyin. We have not decided whether to proceed with the purchase. We are currently evaluating the viability of the Tianyin purchase agreement and may change the terms of purchase if warranted. Appropriate disclosure will be made upon the final determination by the board of the directors.

On May 16, 2006, we entered into a Conditional Stock Purchase Agreement with RACP Pharmaceutical Holdings Ltd., a British Virgin Islands company ("RACP Pharmaceutical"), Mr. Li Xiaobo and certain other parties to acquire 100% ownership interest in Shenyang Enshi Pharmaceutical Co, Ltd. ("Enshi"), a pharmaceuticals manufacturer. On June 6, 2006, our management moved into Enshi's offices to take over Enshi's operations. On June 30, 2006, all required paperwork and procedures were completed and ownership of Enshi was transferred to us. As a result of the acquisition of RACP Pharmaceutical and Enshi, we assumed approximately $12,000,000 indebtedness owed to RimAsia Capital Partners (“RACP”) that provided the funding for Enshi acquisition through RACP Pharmaceutical as a special purpose acquisition vehicle and assumed the obligation to issue RACP 12,000,000 warrants at an exercise price of $1.375 per share of the Company’s common stock for a 3 year period. Post our acquisition of Enshi, we identified breaches of representations and warranties by the original owner of Enshi, Mr. Li Xiaobo, and the management team left from the prior ownership in terms of data on sales and account receivables. Pursuant to the Conditional Purchase Agreement with RACP Pharmaceutical and Mr. Li Xiaobo, Mr. Li guaranteed the account receivables. We have commenced legal actions to enforce these obligations and seek additional damages from Mr. Li Xioabo. We have successfully frozen approximately $7,000,000 worth of assts of Mr. Li and intends to use these assets and additional assets to satisfy our rights and damages against Mr. Li. The entire top management of Enshi has been replaced with a new management team after the discovery of breaches of representations and warranties and misconduct by the prior management.

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

Research & Development

We through our subsidiary Keyuan, have a robust research and development (“R&D”) team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. Keyuan has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. Keyuan also has a rich existing product pipeline. The technological backbone of the Keyuan advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that have only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables Keyuan to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by capable drug research scientists and development experts in China. Keyuan has a product pipeline containing approximately forty major products, including eight drugs that are ready for commercialization in China. Keyuan also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. Keyuan has built a Library of Targeted Drug Candidates (“LTDC”) with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. Keyuan collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the LTDC. Keyuan has built its LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies.

  We spent $1,414,839 in year 2005 and $1,378,759 in year 2006 on our research and development.

Raw Materials

Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye’s raw material Acetylspiramycin per oral has gained 15% of domestic market share.
Manufacturing

Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard set by the State Food and Drug Administration ("SFDA") of China and marketing network that covers 25 provinces in China. Erye has obtained production certificates for 127 drug items, among which 125 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye’s sales exceeded $22 million in 2006, and Oxacillin Sodium taking 80% of domestic market share.

Our subsidiary, Enshi, specelizes in research and development, production and sales of both Western and Traditional Chinese Medicines . Enshi has 7 China SFDA approved and certified GMP production lines, including Capsules, Tablets, Granules, Soft Granules, Pills, Powders and Traditional Chinese Medicine Extracts. As of December 31, 2006, Enshi has obtained production certificates for 132 drug items, among which 101 are in production[s1] .

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

Our products can be divided into three categories; new drugs through R&D, drug materials & intermediates and commercialized drugs:

New drug:

We, through our subsidiary Keyuan, have a product pipeline of about fifty new drugs for the treatment of diseases such as cardiovascular and infectious diseases. We have commercialized/licensed 6 drugs in 2006 we intend to commercialize or license 7 drugs during year 2007. We plan to commercialize the majority of its drugs and license and sell the remaining of its drugs. The table below lists the products of Keyuan, our subsidiary. For each drug, the table indicates the condition for treatment and SFDA approval and licensing status. SFDA provides administrative protection for a period of 3-5 years for drugs newly introduced to China.

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
1	Diclofenac Sodium Lozenges	Oral ulcer, stomatitis, small oral operation	Approved and licensed by SFDA Approval No. H20031259 Patent number CN1413583A Patent application number 011360828	2026.10.7 Patent protection

2	Rhodiola rosea L. abstracts	Alzheimer disease	Preclinical Patent application number 031583490	2028.9.26 Patent Protection

3	Platinum(II) complexes Yibo	Cancers	Preclinical Patent application number 2004100147727	2029.4.27 Patent Protection

4	Pazufloxacin Mesilate material	Infection	Approved and licensed by SFDA Approval No. H20041948	2007.06.23

5	Pazufloxacin Mesilate and Sodium chloride Injection	Infection	Approved and licensed by SFDA Approval No. H20041949	2007.06.23

6	Cefixime material	Antibiotics	Approved and licensed by SFDA Approval No.H20041527	2005.10.28 Expired

7	Cefixime tablets	Antibiotics	Approved and licensed by SFDA Approval No. H20041529	2006.01.28

8	Cefixime capsules	Antibiotics	Approved and licensed by SFDA Approval No. H20041528	2008.09.11

9	Cefixime granules	Antibiotics	Approved and licensed by SFDA Approval No. H20041645	2008.09.11

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
10	Loxoprofen sodium capsules	Pain and inflammation	Approved and licensed by SFDA Approval No. H20050915	2006.11.9

11	Loxoprofen sodium material	Pain and inflammation	Approved and licensed by SFDA Approval No. H20041922	2008.07.24

12	Loxoprofen sodium tablets	Pain and inflammation	Approved and licensed by SFDA Approval No. H20041923	2008.07.24

13	Gliclazide Sustained Release Tablets	II-type diabetes	Approved and licensed by SFDA Approval No. H20056883	Generic Drug

14	Nizatidine material	Gastric ulcer	Approved and licensed by SFDA Approval No. H20053694	Generic Drug

15	Loxoprofen sodium granules	Pain and inflammation	Approved and licensed by SFDA Approval No. H20052446	Generic Drug

16	Meglumine Adenosine Cyclophosphate for injection	Heart Failure	Approved and licensed by SFDA Approval No. H20040859	Generic Drug

17	Aceglutamide for injection	Post-neurosurgery coma	Approved and licensed by SFDA Approval No. H20040887	Generic Drug

18	Loratadine material, tablets	Allergic rhinitis, Allergic dermatosis	Approved and licensed by SFDA Approval No. H20051688	Generic Drug

19	Secnidazole material	Infection of anaerobe and trichomonas vaginalis	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

20	Secnidazole tablets, capsules	Infection of anaerobe and trichomonas vaginalis	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

21	Desloratadine material and tablets	Allergic rhinitis, Allergic dermatosis	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

22	Nafamostate mesilate material	Disseminated Intravascular Coagulation (DIC), Pancreatitis	Clinical trial finished	Subject to SFDA Pending Administrative Protection

23	Nafamostate mesilate for injection	Disseminated Intravascular Coagulation (DIC), Pancreatitis	Clinical trial finished	Subject to SFDA Pending Administrative Protection

24	Torasemide material	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial finished	Subject to SFDA Pending Administrative Protection

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
25	Torasemide tablets	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

26	Torasemide capsules	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

27	Torasemide for injection	Diuretic, Hypertension, Ascites, Heart failure,Renal failure	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

28	Edaravone material	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2003L02173	Subject to SFDA Pending Administrative Protection

29	Edaravone Injection	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2003L02174	Subject to SFDA Pending Administrative Protection

30	Edaravone Sodium Chloride Injection	Acute Cerebral infarction	Clinical trial application approved, Phase II Approval No. 2004L00440	Subject to SFDA Pending Administrative Protection

31	Sofalcone material	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02119	Subject to SFDA Pending Administrative Protection

32	Sofalcone tablets	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02122	Subject to SFDA Pending Administrative Protection

33	Sofalcone capsules	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02121	Subject to SFDA Pending Administrative Protection

34	Sofalcone granules	Gastric ulcer	Clinical trial application approved, Phase II Approval No. 2004L02120	Subject to SFDA Pending Administrative Protection

35	Nateglinide material	II-type diabetes	Clinical trial application approved, Phase II Approval No. 2003L00073	Subject to SFDA Pending Administrative Protection

36	Nateglinide tablets	II-type diabetes	Clinical trial application approved, Phase II Approval No. 2003L00131	Subject to SFDA Pending Administrative Protection

37	Heptaplatin material	Tumor	Clinical trial application approved, Phase II Approval No. 2003L01704	Subject to SFDA Pending Administrative Protection

38	Heptaplatin for injection	Tumor	Clinical trial application approved, Phase II Approval No. 2003L01705	Subject to SFDA Pending Administrative Protection

39	Indosine Pranobeox material	Antivirus	Clinical trial application approved, Phase II Approval No. 2005L00979	Subject to SFDA Pending Administrative Protection

40	Indosine Pranobeox tablets	Antivirus	Clinical trial application approved, Phase II Approval No. 2005L00980	Subject to SFDA Pending Administrative Protection

41	Flucloxacillin Magnesium	Antivirus	Clinical trial application approved, Phase II	Subject to SFDA Pending Administrative Protection

No.	Drug Name	Target Treatment	Clinical Program Status	SFDA Authorized Protection Date
42	Flucloxacillin Magnesium granules	Antivirus	Clinical trial application approved, Phase II Approval No. 2006L04026	Subject to SFDA Pending Administrative Protection

43	Flucloxacillin Magnesium/Amoxicillin granules	Antivirus	Clinical trial application approved, Phase II Approval No. 2006L03988	Subject to SFDA Pending Administrative Protection

44	Epinastine	Allergic dermatosis Allergic rhinitis	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

45	Epinastine tablets	Allergic dermatosis Allergic rhinitis	Clinical trial finished, Filed	Subject to SFDA Pending Administrative Protection

46	Strontium Ranelate	Osteoporosis	Application for clinical trial	Subject to SFDA Pending Administrative Protection

47	Strontium Ranelate granules	Osteoporosis	Application for clinical trial	Subject to SFDA Pending Administrative Protection

48	Pirfenidone	Fibrosis	Preclinical study	Subject to SFDA Pending Administrative Protection

49	Pirfenidone tablets	Fibrosis	Preclinical study	Subject to SFDA Pending Administrative Protection

50	CBH 0601	Diabetic nephropathy	Preclinical study	Subject to SFDA Pending Administrative Protection

Raw Materials and Intermediaries

Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye’s Acetylspiramycin per oral has gained 15% and Oxacillin Sodium gained 80%of domestic market share.

Below is a list of Erye’s major intermediary products:

Drug/Product Name	Target Treatment	Market Share
Azlocillin Sodium	Antibiotics	15%
Oxacillin sodium	Antibiotics	80%
Acetylspiramycin	Antibiotics	15%

Commercialized Drugs

The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China GMP standard set by the SFDA of China and marketing network that covers 25 provinces in China. Erye has obtained production certificates for 127 drug items, among which 125 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye’s drugs Oxacillin Sodium accounted in 2006 for 80% of domestic market share.

Below is a list of Erye’s major pharmaceutical products:

Drug/Product Name	Target Treatment	Status
Ampicillin sodium/Sulbactam sodium for injection	Antibiotics	Commercialized drug. SFDA approval number H20030476
Amoxicillin sodium/Sulbactam sodium for injection	Antibiotics	Commercialized drug SFDA approval number H20033126
Cefoperazone sodium/Sulbactam sodium for Injection	Antibiotics	Commercialized drug SFDA approval number H20044059

Our subsidiary Enshi, specializes in research and development, production and sales of both Western and Traditional Chinese Medecines . Enshi has 7 China SFDA approved and certified GMP production lines, including Capsules, Tablets, Granules, Soft Capsules, Pills, Powders and Traditional Chinese Medicine Extracts. As of December 31, 2006, Enshi has obtained production certificates for 132 drug items, among which 101 are in production.

Below is a list of Enshi’s major pharmaceutical products:

Drug/Product Name	Target Treatment	Status
Anti-Stroke Capsule of Siegesbeckia Herb	Cerebrovascular Diseases	Commercialized drug. SFDA approval number Z20040065
TCM Capsule for Liver Disease	Hepatitis	Commercialized drug SFDA approval number Z21021068
Cerebral Protein Hydrolysate Tablets	Cerebrovascular Diseases	Commercialized drug SFDA approval number H21024077

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

We currently have 26 sales representative offices in China, covering approximately 83% of the domestic pharmaceutical market.

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

We leverage our relationship with the research laboratory of China Pharmaceutical University which is a shareholder of our company. We have the right of first refusal on their new drug discoveries. We spent $1,414,839 and $ 1,378,759 on research and development during 2005 and 2006, respectively.

PRODUCTION FACILITIES AND EQUIPMENT

Our subsidiary Keyuan has a drug R&D laboratory. The laboratory is equipped with various type of equipment for compound synthesis, drug testing, screening, drug analysis, Pharmacological study, Pharmacokinetic study, efficiency study and toxicity study such as High Performance Liquid Chromatography (HPLC), Incubator, Ultraviolet-Visible Spectrometer, Centrifuge and Clean Bench, etc. Our subsidiary Erye has seven laboratories, including Microorganism lab, Biological inspection lab, Apparatus lab, Chemical lab, Standard solution lab, Sample lab and Animal lab. The labs are equipped with advanced Gas Chromatography, HPLC, and Infrared Spectroscopy. Our Subsidiary Enshi outsources most of its R&D activities to professional institutions. Meanwhile, we are staffed with pharmaceutical R&D experts to initiate, assist and supervise relevant projects.

Our subsidiary Erye has seven SFDA approved and certified production lines. The capsule pharmaceutical workshop and the Azlocillin sodium workshop are all designed by the Designing Institute of Medical Engineering of Nanjing. The total construction area for the workshop is approximately 2,400 square meters with an area of 1,450 square meters of medicine workshop of aseptic raw materials, 550 square meters for 100,000 grades purification control zone and 350 square meters for 300,000 grades purification control zone. Different production control zones are furnished with separated air conditioning system respectively according to different varieties and control request. Erye’s total area of warehouse is 4,570 square meters and is set up for finished product storehouse, original auxiliary materials storehouse and packing materials storehouse. Erye has an industrial waste reservoir which is situated at a separated area outside the main production premises. The area of quality control building is 685 square meters and it consists of the microbiology laboratory, biological examination room, instrument laboratory, chemical laboratory, standard solution room, sample room and animal's laboratory. The quality control room is furnished with the gaseous phase chromatograph of Model GC-14C, SPD-10AVP type high-efficient liquid phase chromatograph, the titri-metric appearance of electric potential of Model ZDJ-ID, FTIR-8400S type infrared spectro-comparator, etc. Every workshop uses the special-purpose production equipment. The equipment directly contacted with the medicines is making of high quality stainless steel materials and apt to production operation, repairing, maintaining and washes. It can also prevent the operation mistake and reduce pollution.

Our subsidiary Enshi has 5 major workshops and 5 major production lines for distillation/extraction, capsule, cephalosporin, conventional drugs and pills respectively, all approved and certified by SFDA. The factory is situated in Shenyang Economic and Technological Development Zone with land use right of 57,210 square meters and building area of 14,600 square meters. The production base was designed strictly to meet GMP requirements. Buffer zone was established to separate purification and non-purification areas to satisfy the constant supervision of SFDA Purification Monitor Center.Every workshop uses the special-purpose production equipment. The equipments for air purification, water system, and air compression are newly installed. The company has set up a complete system of quality control, including detailed regulations for technical and managerial standards complying with or above GMP requirements

COMPETITION AND COMPETITIVE STRENGTHS

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

Good Product Pipeline

Our subsidiary Keyuan has an existing pipeline of approximately fifty new drugs we intend to introduce to the Chinese market. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation. Among the fifty drugs in our pipeline, our company intends to commercialize or license SFDA approved and licensed drugs through our subsidiaries in year 2007

R&D Capabilities and Technology

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

Examination and Appraisement Committee for Small Molecule Drugs.

In August, 2004, we signed an agreement with China Pharmaceutical University to establish a joint laboratory for potential drug candidates (effective chemical compounds and effective single ingredient extract from traditional Chinese medicinal herbs) screening and new drug research and development.

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

Our subsidiary Enshi, owns the following Traditional Chinese Medicines protected by China SFDA:

(1)	TCM Capsule for Liver Disease treating hepatitis. Authorized certificate number: J(2001)1441; Approval date: August 5, 2001; Expiration date: August 5, 2008

(2)	Granule for Infant Diarrhea treating gastric diseases. Authorized certificate number (2000)303-3; App roval date: March 14, 2002; Expiration date: March 14, 2007

The TCM protected by China SFDA can apply for continuous protection after expiration. Upon approval, both of the above medicines can be protected for another 7 years.

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

The Government approval procedure in China for application for new patents is as follows. The applicant prepares documentation and sends application to State Intellectual Property Office of China ("SIPO"), usually through patent application agencies. The application is then examined by SIPO. If the application is approved, SIPO issues and releases patent illustration book for challenges by competing claimants. Once the illustration book issued, the patent is protected. Within a three year period depending on different categories of the patent, if there are no challenges against the patent, then SIPO will issue patent license to the applicant

The Chinese government is in the process of reviewing its industry policies relating to the pharmaceutical industry in face of problems involving the healthcare industry. SFDA has been in the process of reviewing past drug permits and licenses. As of now, the Company maintains good standing of its drug permits and licenses.

COMPLIANCE WITH ENVIRONMENTAL LAW

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations.

EMPLOYEES

The number of our employees has remained relevantly stable as compared to 2005. Currently we have approximately 754 full-time employees, excluding the employees of Tianyin, with all employees falling into the following categories:

By Company:

Company	Number of Employees
CBH & CBC	15
Keyuan	19
Enshi	308
Erye	412
TOTAL:	754

By job:

Management & Administration	109
Technology and research	73
Sales and marketing	104
Production - drug material & drugs	468
TOTAL:	754

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

REGULATORY RISKS

Governmental regulatory and policy risks

We must follow various government regulations and in particular, the SFDA regulations. Government regulations may have material impact on our operations, increase costs and could prevent or delay our company in licensing, manufacturing and selling our products. Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA.

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

Recently SFDA and other relevant authorities in China are implementing a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in the public health reform policies. Given the nature and extent of such new enforcement measures and the aggressive manner in which such enforcement is being conducted, there may be possibilities of large scale and significant penalties meted out to manufacturers given the regulatory environment and the fact that newly constituted local level branches are encouraged to issue such punishments and fines. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our business and may have material negative impact on our operation results.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions. In addition to the regular approvals, new industry review and approval may be needed from the Ministry of Commerce depending on the size and the nature of future acquisitions. We may not be able to pass such reviews and obtain the necessary approvals.

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

•	require us to incur substantial expense, even if we are insured or successful in the litigation;

•	require us to divert significant time and effort of our technical and management personnel;

•	result in the loss of our rights to develop or make certain products; and

•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

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

Risks related to not declaring or paying any dividends to our shareholders

We did not declare any dividends for the year ended December 31, 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 2. DESCRIPTION OF PROPERTY

  Our subsidiaries, Enshi, and Eyre, each owns plots of lands in China; Enshi owns approximately 57,210 square meters in the city of Shenyang, Liaoling Province, Erye owns approximately 49,000 square meters in the city of Suzhou, Jiangsu Province

At the end of 2006, the book value of our total assets was US$47 million. Erye’s land and buildings, amount to approximately 17 % of this book value. Enshi has 24 % and Keyuan does not own any land or building.

ENSHI’S PROPERTIES

All properties of Enshi are located at Zhengliang No. 2 Road of Shengyang Economic and Technologicial Development Zone, with building area of 18263 square meters to serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by Enshi. Enshi solely owns all properties with land title and certificates of building’s ownership. At the end of 2006, the land was used to secure short-term bank loans less than 2 million US dollars. In 2006, there was no major improvement of the buildings. No other renovation, improvement or development occurred in 2006. All building is fully operated and used by Enshi.

ERYE’S PROPERTIES

All properties of Erye are located at No. 839, Pan Xu Road, Suzhou City and twelve of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us . Erye solely owns all properties with land title and certificates of building’s ownership. At the end of 2006, there was a US$1,360,000 rollover short-term bank loan secured by the company’s land. In 2005, there was one major improvement to one of the buildings and the cost for this improvement was approximately $300,000. No other renovation, improvement or development occurred in 2005. The improved building done in 2005 is a FDA approved with GMP licensed production building, which is 100% occupant for producing anti-biotic drugs. This building is fully operated and used by Erye. The age of all buildings, other than the building with the new improvement, are over 25 years. Erye’s land is situated at the heart of city and is restricted by government regulation of not allowing any new building development.

ITEM 3. LEGAL PROCEEDINGS

None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In March, 2007, we have commenced actions in various jurisdictions where Mr. Li has assets to freeze up to $10 million assets of Mr. Li Xiaobo, the former shareholder and management of Enshi, for breach of representations and warranties as contained in the acquisition agreements for damages against Mr. Li. Due to discovery of revenue problems identified after the acquisition. We are taking legal actions to enforce contract obligation against Mr. Li. We are taking preventative measures to protect assets which may be used to satisfy such obligations and other breaches of contract and misconduct on the part of Mr. Li. So far we have successfully frozen approximately $7,000,000 worth of assts of Mr. Li and intends to use these and additional assets to satisfy our rights and damages Mr. Li.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR SECURITIES

Our common stock began quotation on the Over-the-Counter Bulletin Board during the fourth quarter of 2005, on December 19, 2005, and is currently quoted under the symbol "CHBP.OB" The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for the fourth quarter of 2005 and four quarters of 2006 These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
Fourth Quarter Ended December 31, 2005	$1.50	$1.30

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
First Quarter Ended March 31, 2006	$2.15	$1.01
Second Quarter Ended June 30, 2006	$1.49	$0.775
Third Quarter Ended September 30, 2006	$1.18	$0.85
Fourth Quarter Ended December 31, 2006	$1.09	$0.80

  As of March 30, 2007 there were 202 stockholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 28, 2006 we issued 49,805 shares of our common stock to two of our service providers and one of our advisors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", “us”, or “the Company” The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

(1) REVENUE RECOGNITION.

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

(2) ACCOUNTS RECEIVABLE.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $911,064 at December 31, 2006 from $525,391 at December 31, 2005.This increase represents 1.48% of total revenues and is mainly due to acquisition of Enshi. At December 31, 2006, accounts receivable, net of allowance for doubtful accounts, amounted to $4,881,070. The days sales outstanding were 81 days for 2006, compared to 64 days for 2005. The increase in the collection period was mainly resulted from the slow collection of AR from Keyuan’s customers due to the enhanced government regulations on R&D activities.

The following table provides the roll forward of the allowance for doubtful accounts:

Allowance for doubtful accounts

As of December 31, 2005	525,391
Provision for year 2006	385,673

As of December 31, 2006	911,064

The following list the aging of our accounts receivable as of December 31, 2006

	3 months		6 months		9 months		Over 9 months		Over 1 year
Total	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
$5,792,134	3,234,451	55.85%	1,046,607	18.07%	297,972	5.14%	232,922	4.02%	980,182	16.92%

We prepare the above consolidated aging based on the aging for each subsidiary in above format. As each subsidiary of the Company conducts business with different customers with different size and creditworthiness, and each subsidiary has different impact on and different relationship with their customers, we determine the allowance on an individual basis. Basically, we assign various rates to each of the aging group of AR and add up the products for respective aging group to the total allowance for doubtful accounts. Different subsidiaries have different rates for even the same aging category. In addition to that, we also consider the changes in specific financial condition of their customers if situation or events indicate that some accounts may pose unusual risk compared to others, additional allowance may be provided for those accounts.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

 We acquired Erye in June 2005; therefore, only the operating results from June 11, 2005 to December 31, 2005 were reflected in our 2005 annual report on Form 10-KSB filed on April 17, 2006. We acquired Enshi on June 6, 2006; therefore, only the operating results from June 6, 2006 to December 31, 2006 are reflected in this 2006 annual report. On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Therefore, the results of Hengyi’s operations and cash flows for 2005 and 2006 were reported as discontinued operations in the consolidated financial statements.

REVENUE.

Revenue for the year ended on December 31, 2006 was $25,980,820, while the revenue for the year ended December 31, 2005 was $23,705,430, representing an approximately 10% increase. Revenue primarily increased due to the full-year results of Erye and the Enshi acquisition which occurred in June 2006. The introduction of new generic products at the Company's Erye subsidiary was also a factor in increased sales. Offsetting these increases was a decrease in revenue primarily attributable to a slowing of demand for pharmacological research-related services at the Company's subsidiaries. This slow demand was attributable to a sharp decrease in approvals for new drugs by the Chinese SFDA as a result of a series of bureaucratic changes at the SFDA brought about by a series of widely-publicized corruption cases involving several senior SFDA officials.

The revenue of Erye for the year ended on December 31, 2006 was $22,300,736. Revenue of Keyuan, for the year ended on December 31, 2006 was $452,052. We acquired Enshi on June 6, 2006 so the financial statements as presented do not include all twelve months of results for Enshi.

COST OF GOODS SOLD

Cost of goods sold for the year ended on December 31, 2006 was $18,834,077 as compared to $18,527,841 for the year ended December 31, 2005. Cost of goods sold as a percentage of sales revenues was approximately 72% for the year ended December 31, 2006, as compared to approximately 78% for the year ended December 31, 2005.

GROSS PROFIT

Gross profit for the year ended on December 31, 2006 amounted at $7,146,743, as compared to $5,177,589 for the year ended December 31, 2005, representing a 38% increase. The gross profit margin for the year ended December 31, 2006 was 28% as compared to approximately 22% for the year ended December 31, 2005. Enshi’s gross profit margin was 26 % for the year ended December 31, 2006.

Similar to the Revenue section, the full-year results of Erye and the Enshi acquisition in June 2006 was the primary driver of increased gross profit. The introduction of new generic products at the Company's Erye subsidiary was also a factor.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2006 was $7,003,566 as compared to $3,034,716 for the year ended December 31, 2005, representing 131% increase. The primary reason for the major increase in operating expenses was the increased operating expenses at our two newest subsidiaries. Erye’s operating expenses for the year ended December 31, 2006 was $3,227,233 as compared to $1,990,748 for the year ended 2005. Additionally, our subsidiary Enshi’s operating expenses for the year ended December 31, 2006 were $1,128,092. Since Enshi was acquired in 2006, similar operating expenses were not recorded in 2005. At the parent company level, operating expenses increased significantly in 2006 with greater auditing, legal and other professional expenses. Some items are one-time transaction expenses.

RESEARCH AND DEVELOPMENT

Research and development costs for the year ended December 31, 2006 were $1,378,759 as compared to $1,414,839 for the year ended December 31, 2005. R&D cost as a percentage of revenues was approximately 5.31 % for the year ended December 31, 2006, as compared to 5.97% for the year ended December 31, 2005. The Company's expenditure remained flat as the Company focused more of its efforts on acquisitions.

NET INCOME

Net Income for the year ended December 31, 2006 was $(2,418,043) as compared to net income of $960,685 for the year ended December 31, 2005, representing 352% decrease. As outlined in the Notes to the Financial Statements, the Company's operations were negatively affected by issues at its newly-acquired Enshi subsidiary. Subsequent to the acquisition of this subsidiary, management determined certain receivables on Enshi's books are non-existent. We have commenced legal actions against Mr. Li Xiaobo, the former shareholder of Enshi to seek contractual reparations on these receivables and other damages. Also as outlined above, significant increase in operating expenses was a major factor in lower net income. Additionally, corruption scandals in 2006 involving the Chinese SFDA had the effect of slowing research activities at the many of the Company's clients as the SFDA sharply slowed approval of new pharmaceutical products.

The Company's overall net income was seriously negatively impacted by the effects of the Enshi acquisition. Expenses such as sales adjustments, operating loss by Enshi and related consultant fees, audit fees and legal and other professional fees, interest expense related to the loan used to acquire Enshi, as well as the net operating loss incurred by the Enshi subsidiary all substantially impacted the net loss recorded for the year December 31, 2006.. The Company has calculated the Enshi-related expenses to be more than $2 million for the year ended December 31, 2006. Excluding the effects of the Enshi-related expenses  and other one time expenses and charges , the Company believes it should have recorded positive net income for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, net cash used in operating activities was $337,174 compared to generated from operating activities of $ 47,595 in 2005. The principal reasons of this decrease was the net loss from the operations and increase in inventories .

Net cash used in investing activities in 2006 was $4,246,391, compared to $1,015,504 in 2005. Primary uses of this cash were acquisitions, purchase of property and equipment, and the purchase of intangible assets.

Net cash provided by financing activities in 2006 was $6,378,633, compared to $ 1,473,794 in 2005. The increase was driven by a series of financing activities both in China and in USA. The primary reason for the increase was proceeds from the issuance of common stock.

Cash and cash equivalents as of December 31, 2006 was $2,958,556. This is a unique period for merger and acquisition in China. Currently we do not have sufficient cash for such acquisitions. To achieve our goal of continued acquisitions in the industry, we may need to raise additional funding in the near future to fund such future acquisitions. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of approximately $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006, which became effective on May 11,2006 We have assumed a loan of $11,500,000 which was contracted on September 29, 2006("Grant Date") due to RimAsia Capital Partners, L.P. in connection with the acquisition of Enshi. The interest of the loan is to be paid semi-annually with an annual rate of 11%. We paid off $500,000 ahead of the down payment schedule. At December 31, 2006, the balance of the long term debt was $11,500,000.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. At the end of December 31, 2006, the value of the Renminbi to the U.S. dollar was translated at 7.81 RMB to $1.00 USD. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of fin 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

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

On December 13, 2006, our board of directors approved the decision to retain Moore Stephens Wurth Frazer and Torbet, LLP to serve as our principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Post our acquisition of Enshi, problems were identified in that subsidiary’s accounting and operation control in terms of revenues recognition. We took immeidate action to discharge all the officers invovled and replaced the top manangement of that subsidiary. We have also taken appropriate measures to prevent future occurance of such problems. We have put in a new management post the merger.

NO CHANGES IN INTERNAL CONTROLS

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

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

NAME	AGE	POSITION	DATE OF APPOINTMENT
Chris Peng Mao	35	Chief Executive Officers and Chairman of the Board	August 28, 2004
AN, Lufan	41	Director, President and Chief Operation Officers	August 28, 2004
ZHANG, Luyong	44	Chief Technology Officer	August 28, 2004
LIU, Xiaohao	42	Director and Senior Vice President,	August 28, 2004
HUANG, Chentai	57	Chief Financial Officer	August 28, 2004
Stephen E. Globus	59	Director	August 28, 2004
SHI, Mingsheng	55	Director	March 15 , 2007

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Chris Peng MAO, MBA

Age 35.Chris Peng Mao is the Chairman and Chief Executive Officer (CEO) as well as a major shareholder of the Company. Before that, Mr. Mao was the CEO of China Pharmaceuticals Investment Fund Ltd. and managed its investments in the pharmaceutical industry in China. Mr. Mao was also a co-founder and the President of Infogroup Investment Corp., a Canadian company specializing in corporate finance and investment management, and Infogroup Management Consultant Ltd. Canada. He has extensive connections and experience in the pharmaceutical industry. Mr. Mao graduated from Shandong University in 1993 with a B.A. degree in Marketing and graduated in 1997, with an MBA degree from the Lundquist College of Business at the University of Oregon.

AN, Lufan, Ph.D.

Age 41 AN Lufan is the President and Chief Operation Officer (COO) and a major shareholder of the Company. Mr. An also serves as CEO of Nanjing Keyuan. He served as the CEO of Shandon Tungtai Pharmaceutical Technology Corp. Prior to that, Mr. An served as head of the New Drugs Development Center of Nanjing Keyuan Pharmaceutical Technology Corp. He has extensive experience in new drug R&D and commercialization of new drugs and has been involved in the development of about thirty-two new drugs and published fifteen related articles in national and international professional journals. Mr. An graduated from Jining Medical College in 1985 with a B.S. degree in Medicine and acquired his Ph.D. degree in Pharmacology from China Pharmaceutical University in 1991.

ZHANG, Luyong, Ph.D.

Age 44 ZhANG Luyong is the Chief Technology Officer (CTO) and a major shareholder of the Company. He was a founder and head of Xinzhung New Drugs R&D Center and is still the Deputy Director of the Technology Department of China Pharmaceutical University. Between 2000 and 2002, Mr. Zhang was the head of the Department of New Drug Examination in SFDA. Given his strong academic background and R&D capabilities in the pharmaceutical field, Mr Zhang was invited to run many state research projects as well as projects in the private sector. For example, he was in charge of a project called the National Laboratory of New Drugs Screening. The remarkable results of the project have provided a research platform for the future discovery of new drugs. As a result, the Lab has been approved and certified by the Ministry of Technology and become the first National Class Laboratory in China. Furthermore, Mr. Zhang founded Jiangsu New Drugs Screening Center with funding from the Jiangsu Provincial government. Other government funded projects that Mr. Zhang supervised include: National 863 Project "Establishing New Type of High Through-Put Drug Screening Model", "National 863 Project" Establishing the Platform for High Through-Put Screening Techniques", "R&D for 1st Class TCM of Teng Huang Suan" and "R&D for 1st Class TCM of Hong Hua Huang Ser Su". Mr. Zhang graduated from China Pharmaceutical University in 1983 with a B.S. degree in Pharmacology and obtained his PhD in Pharmacology from China Pharmaceutical University in 1989. He currently holds a professorship at China Pharmaceutical University. He is also a consultant to the National New Drugs Examination Committee of SFDA.

LIU, Xiaohao, M.S.

Age 42. LIU Xiaohao, our Senior Vice President and a major shareholder of the Company, heads the sales operations of the Company. Mr. Liu has accumulated extensive experience and gathered strong track record in drug sales and marketing and has gained broad recognition and high esteem in the industry. Prior to joining the Company, Mr. Liu held several top marketing and sales positions in some of the most successful companies in the industry. He was especially invited by the management and shareholders of the Company to become a shareholder of the Company to head the Company's sales and marketing department. He is a major asset for the Company's future growth. Before joining the Company, Mr. Liu served as the vice general manager in Shanghai Fuxin Pharmaceutical Corp.("Fuxin"), the largest and one of the most successful generic drug manufacturers in China and a major part of the Fuxin group listed on the Shanghai Stock Exchange. He was responsible for Fuxin's Sales Department and built up a strong sales team in less than 6 months, achieving major sales growth for Fuxin. Prior to Fuxin, he worked at Shengzhen Haiwang Pharmaceutical Corp. as Project Manager and Sales Manager. He developed, licensed and then put in production "Tai-Rui-Ning", a product for pediatric use. Mr. Liu also worked in Nanjing Tian-Ying Pharmaceutical Corp. and served as Vice General Manager in charge of Sales Department. He built up a top special sales team from the scratch and his team contributed at least 50% of that company's total sales and profits Prior to that, Mr. Liu worked in Jiangsu Chang Ao Pharmaceutical Corp. as Marketing Director. He was in charge of the sales and marketing department in three provinces responsible for planning and marketing major products of the company and turned those products into market leaders in a very short period of time and received "Excellent Management Award" from the company for his achievements. Prior to that, Mr. Liu worked for Jiangsu Xuzhou Pharmaceutical Corp. as Vice General Manager in charge of the Marketing Department. He was responsible for planning, marketing and sales promotions, organized the first "National Forum on Narcotics and Intensive Care" and chaired many seminars on various topics. He graduated from the SFDA Graduate Research Program with a M.S. in Pharmaceutical Administration in 2002 and from China Pharmaceutical University with M.S. degree in Pharmacology in 1986.

HUANG, Chentai, MBA

Age 57 HUANG Chentai is the CFO charge of Corporate Development of the Company. Mr. Huang has over twenty years of business related working experience in both North America and Asia. Mr. Huang has been engaged in numerous public offerings and M&A transactions in Singapore, Taiwan and China. He was Co-founder and Director of Infogroup Investment Corporation, Canada. Mr. Huang graduated from Missouri State University with an MBA degree in 1979 and graduated from Taiwan Tamkang University with a B.A. degree in Business Administration in 1971.

Stephen E. Globus

Age 59. Stephen Globus was the Chairman of Globus Growth Group, a company that specialized in venture capital for technology companies. Globus Growth Group was the first or early investor in both biotechnology and technology companies. It was the seed and initial investors to Plasmaco, a USA developer of Plasma Television where Mr. Globus was Chairman and subsequently sold Plasmaco to Matsushita (Panasonic) where he served on one of its Board of Directors. Globus Growth Group was also among the initial investors in Genitope (GTOP), a San Francisco area biotechnology company that is utilizing novel   immuno-therapies for the treatment of B-cell Non-Hodgkin's Lymphoma.   Globus Growth Group also started Proscure, a Boston based Biotechnology company that was purchased by Repligen (RGEN) and ExSar, a private company involved in drug discovery through the protein/peptide mapping. Among the other portfolio early investments were also Energy Research Company (now FuelCell Energy, FCEL) and Kimeragen, a gene modification company, that was sold to Valigen, a French biotechnology company. Mr. Globus mainly resides in New York City.

SHI, Mingshen

Age 55, SHI Mingshen has been serving as chairman of the board of directors of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"), since 2003. Before that, Mr. Shi served for five years as the factory director of Suzhou No.2 Pharmaceutical Limited Company, the predecessor company of Erye. Mr. Shi has a bachelor degree in administrative management from the Chinese Administrative Management University. As a veteran in the Chinese pharmaceuticals industry, Mr. Shi is expected to contribute to the industry knowledge of the board in terms of operational management, strategic growth and future acquisitions.

AUDIT COMMITTEE

We have recently engaged a financial consultant to assist us with our financial reporting process. However, the Company does not have an audit committee and is in search of qualified candidates to form such committee. We have recently engaged a financial consultant to assist us until such audit committee is formed. We are in the process of identifying and pursuing qualified candidates to serve on such a committee which is very important for the Company.

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley  Act of 2002 and  related SEC rules,  we have  adopted a Code of Business Ethics and Conduct,  or Code of Ethics.  Our Code of Ethics can be viewed on our corporate website, www.cbioinc.com . Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

•	accountability for adherence to our Code of Ethics.

We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or controller by posting such information on our website.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2005, all executive officers, directors and over 10% stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock other than RimAsia Capital Partners, LLP, of which Form 3 was not filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2006

The following Summary Compensation Table sets forth information concerning compensation during fiscal 2006 for services in all capacities awarded to, earned by or paid to Chris Peng Mao who served as our Chief Executive Officer throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal years 2006 received more than $100,000 in salary and bonus in fiscal years 2006, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal years 2006.

	ANNUAL COMPENSATION			OTHER ANNUAL
NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	COMPENSATION	TOTAL

Chris Peng Mao Chief Executive Officer	2006	15,000	0	5,000(1)	20,000

(1)	Paid for rent of apartment in Beijing.

EQUITY AWARDS AND OPTION GRANTS

In August 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to us. The employment agreements provide, each, for the grant of options to purchase shares of our common stock pursuant to the stock option plan to be adopted by us (“Stock Option Plan”). These options are to be awarded in four quarterly installments on each three-month anniversary after August 29, 2004. The exercise price for each option granted to the executive officer shall be $1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. The executive officer's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and the executive officer shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of his full-time employment with us. To date, we still have not adopted the Stock Option Plan.

DIRECTOR COMPENSATION

None of our directors has received any compensation for their services rendered as our directors during fiscal years 2005 and 2006. In accordance with our policy, we reimburse Mr. Stephen E. Globus as our director for all reasonable out-of-pocket expenses, not to exceed $50,000, in connection with the performance of his services (including, without limitation, travel expenses) upon presentation of expense statements or vouchers or such other supporting documentation in such form and containing such information as we may from time to time require

EMPLOYMENT AGREEMENTS

In August 2004, we entered into employment agreements with our top executive officers to secure their commitment and continued service to us.

Chris Peng Mao’s employment agreement has a term of five years, commencing on September 1, 2004, and provides for a salary of $15,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004, in accordance with the terms and conditions of Stock Option Plan and any other stock option agreement entered into by Mr. Mao and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Mao shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Mao’s right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Mao shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of full-time employment with us.

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

As of March 31, 2007 we had a total of 36,309,883 shares of common stock issued and outstanding, which are our only issued and outstanding voting equity securities.

The following table sets forth, as of March 31, 2007, (a) the names of each beneficial owner of more than five per cent (5%) of our common stock and preferred stock known to us, and the amount and percentage of such ownership; (b) the names and addresses of each director and executive officer that owns more than five per cent (5%) of our common stock and preferred stock, and the amount and percentage of such ownership, by each person and by all of our directors and executive officers as a group. Except as otherwise indicated, the addresses of each of the person below is c/o China Biopharmaceuticals Holdings, Inc., Suite 602, China Life Tower, No. 16, Chaowai Street, Chaoyang District, Beijing, China.

Name	Positions Held	Shares Owned		Percentage

RimAsia Capital Partners, L.P. 1302 Bank of America Tower, 12 Harcourt Road, Admiralty, Hong Kong	Lender	12,000,000	(1)	24.84%

GCE Property Holdings, Inc. Address: c/o Bryan Cave LLP, 1290 Avenue of the Americas, New York, NY 10104	Shareholder	2,000,000	(2)	5.36%

QVT Fund LP Address: 527 Madison Avenue, 8th Floor, New York, NY 10022	Shareholder	1,980,198	(3)	5.31%

Vision Opportunity Master Fund, LTD Address: 317 Madison Ave, Suite 1220, New York, NY 10017	Shareholder	1,980,198	(4)	5.31%

Chris Peng Mao	Director, Chairman of Board Chief Executive Officer	3,432,986		9.45%

AN Lufan	Director, President Chief Operating Officer	3,036,848		8.36%

LIU Xiaohao	Director, Vice President,	2,425,992		6.68%

HUANG Chentai	Chief Financial Officer	400,000		1.10%

Stephen E. Globus Address: 44 West 24 th st., New York, NY 10010	Director	485,714		1.34%

ZHANG Luyong	Chief Technology Officer	200,000		0.55%

Directors and officers as a group		9,981,540		28.43%

Total:		27,941,936

 (1) Includes 12,000,000 shares of common stock issuable upon the exercise of warrants held by RimAsia Capital Partners.

(2)The shares of common stock contributed to GCE Property Holdings, Inc. include (i) 1,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of the warrants held by GCE Property Holdings, Inc.

(3) The shares of common stock contributed to QVT Fund LP include (i) 990,099 shares of common stock and (ii) 990,099 shares of common stock issuable upon exercise of the warrants held by QVT Fund LP

(4) The shares of common stock contributed to Vision Opportunity Master Fund, LTD include (i) 990,099 shares of common stock and (ii) 990,099 shares of common stock issuable upon exercise of the warrants held by Vision Opportunity Master Fund, LTD.

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

2.2
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

10.6
Agreement dated August 10, 2006 by and between the registrant and Zixun Capital Limited (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB, filed with the SEC on August 14, 2006)

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

2006	$390,000	- Moore Stephens Wurth Frazer and Torbet, LLP

2006:	$25,184	- Kempisty & Company
		Certified Public Accountants, PC

2005:	$102,184	- Kempisty & Company
		Certified Public Accountants, PC

2005:	$22,000	- BDO Reanda

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services including fees relating to our tax compliance, tax planning and tax return preparation for the years ended 2005 and 2006 provided by the principal accountant other than the services reported in paragraph (1) were approximately:

2006	$5,000	- Moore Stephens Wurth Frazer and Torbet, LLP

2005:	$5,000	- Kempisty & Company
		Certified Public Accountants, PC

AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

We do not have an audit committee and we are in search of qualified candidates to form such committee. We have recently engaged a financial consultant to assist us until such audit committee is formed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

By:	/s/ Chris Peng Mao
Chris Peng Mao
Chairman and Chief Executive Officer
Date: April 2, 2007

Signature	Title	Date

/s/ Chris Peng Mao	Chairman and Chief Executive	April 2, 2007
Chris Peng Mao	Officer

/s/ HUANG Chentai	Chief Financial Officer	April 2, 2007
HUANG Chentai	(Principal Financial and Accounting Officer)

/s/ AN Lufan	Director and President	April 2, 2007
AN Lufan

/s/ LIU Xiaohao	Director and Vice President	April 2, 2007
LIU Xiaohao

/s/ Stephen E. Globus	Director	April 2, 2007
Stephen E. Globus

/s/ SHI, Mingsheng	Director	April 2, 2007
SHI, Mingsheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Biopharmaceuticals Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of China Biopharmaceuticals Holdings, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biopharmaceuticals Holdings, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006. in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet ,LLP

Walnut, California
March 31, 2007

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

December 31,
2006
ASSETS
CURRENT ASSETS:
Cash	$2,958,556
Accounts receivable, trade, net of allowance for doubtful accounts of $911,064	4,881,070
Accounts receivable, related parties	53,223
Other receivables	2,695,415
Other receivables - related parties	1,880,228
Advances to suppliers	806,119
Prepaid expenses	4,222
Inventories	6,961,161
Loan to shareholders	41,720
Total current assets	20,281,714

PLANT AND EQUIPMENT, net	12,289,636

OTHER ASSETS:
Intangible asset, net	12,617,822
Long term notes receivable	812,800
Long term other receivables - related parties	620,000
Restricted cash	894,434
Other assets	87,498
Total other assets	15,032,554

Total assets	$47,603,904

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,590,127
Accounts payable - related parties	384,600
Short-term loans	5,448,500
Long term debt - current maturities	2,875,000
Other payables - related parties	2,751,748
Customer deposits	969,178
Notes payable	2,410,160
Taxes payable	1,244,726
Other accrued liabilities	1,004,470
Total current liabilities	21,678,509

LONG TERM LIABILITIES:
Long term debt	8,625,000
Other long term liabilities	161,820
Total long term liabilities	8,786,820

Total liabilities	30,465,329

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	4,015,274

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
930,000 shares Issued and outstanding	9,300
Common stock, $0.01 par value, 200,000,000 shares authorized;
35,586,740 shares issued and outstanding	355,868
Paid-in capital	13,059,911
Capital receivable	(252,471)
Deferred compensation	(18,000)
Statutory reserves	2,524,655
Retained earnings (deficit)	(3,423,491)
Accumulated other comprehensive income	867,529
Total shareholders' equity	13,123,301

Total liabilities and shareholders' equity	$47,603,904

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES	$25,980,820	$23,705,430

COST OF GOODS SOLD	18,834,077	18,527,841

GROSS PROFIT	7,146,743	5,177,589

OPERATING EXPENSES
Research and development	1,378,759	1,414,839
Selling, general and administrative	5,624,807	1,619,877
Total Operating Expenses	7,003,566	3,034,716

INCOME FROM OPERATIONS	143,177	2,142,873

OTHER INCOME (EXPENSE)
Interest income ( expense), net	(993,482)	(315,251)
Other income (expense),net	303,555	(64,399)
Total Other Income (expense)	(689,927)	(379,650)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(546,750)	1,763,223

PROVISION FOR INCOME TAXES	122,967	502,139

INCOME (LOSS) BEFORE MINORITY INTEREST	(669,717)	1,261,084

MINORITY INTEREST	1,145,157	597,838

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,814,874)	663,246

LOSS ON DISCONTINUED OPERATIONS
Income (Loss) on discontinued operations, net of tax effect	(7,730)	297,439
Loss on disposal of discontinued operation, net of tax effect	(595,439)	-
Net of Income (Loss) on Discontinued Operations	(603,169)	297,439

NET INCOME (LOSS)	(2,418,043)	960,685

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	711,440	159,428

COMPREHENSIVE INCOME (LOSS)	$(1,706,603)	$1,120,113

INCOME (LOSS) PER SHARE OF COMMON STOCK

BASIC
CONTINUING OPERATIONS	$(0.052)	$0.025

DISCONTINUED OPERATIONS	(0.017)	0.011

NET INCOME (LOSS)	$(0.069)	$0.036

DILUTED
CONTINUING OPERATIONS	$(0.050)	$0.024

DISCONTINUED OPERATIONS	(0.017)	0.011

NET INCOME (LOSS)	$(0.067)	$0.035

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC	34,973,084	26,483,640

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED	35,903,084	27,096,558

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock			Common Stock							Retained Earnings		Accumulated Other
	Shares	Par Value		Shares	Par Value	Paid-in Capital	Capital Receivable		Deferred Compensation		Unrestricted	Statutory Reserves	Comprehensive Income (Loss)	Totals
BALANCE, December 31, 2004		$		24,358,757	$243,588	$1,363,601	$		$		$497,772	$60,750	$(3,339)	$2,162,372
Shares issued for Erye acquisition				3,300,000	33,000	1,617,000								1,650,000
Adjustment for shares issued for Hengyi acquisition						(667,974)								(667,974)
Common shares issued for lab use right				300,000	3,000	27,000								30,000
Common shares issued for services				657,959	6,579	233,136								239,715
Capital receivable								(252,471)						(252,471)
Deferred compensation										(24,000)				(24,000)
Preferred shares issued	1,152,500		11,525			999,444								1,010,969
Net income											960,685			960,685
Statutory reserves											(383,873)	383,873		-
Foreign currency translation adjustments													159,428	159,428
BALANCE, December 31, 2005	1,152,500		$11,525	28,616,716	$286,167	$3,572,207		$(252,471)		$(24,000)	$1,074,584	$444,623	$156,089	$5,268,724
Common shares issued for cash				7,831,863	78,319	6,845,090								6,923,409
Common shares issued for services				99,805	998	56,502								57,500
Common shares issued for note conversion				399,820	3,998	421,002								425,000
Common shares issued for preferred stock conversion	(312,500)		(3,125)	443,277	4,433	(1,308)								-
Common shares returned from Hengyi due to divestiture				(1,200,000)	(12,000)	(520,026)								(532,026)
Deferred compensation										6,000				6,000
Preferred shares issued for cash	90,000		900			89,100								90,000
Warrants issued for Enshi acquisition						2,640,000								2,640,000
Common shares cancelled				(604,741)	(6,047)	6,047								-
Preferred stock dividends						(48,703)								(48,703)
Net loss											(2,418,043)			(2,418,043)
Statutory reserves											(2,080,032)	2,080,032		-
Foreign currency translation adjustments													711,440	711,440
BALANCE, December 31, 2006	930,000		$9,300	35,586,740	$355,868	$13,059,911		$(252,471)		$(18,000)	$(3,423,491)	$2,524,655	$867,529	$13,123,301

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)	$(2,418,043)	$960,685
Net loss (income) from discontinued operations	603,169	(297,439)
Net income (loss) from continuing operations	(1,814,874)	663,246
Adjustments to reconcile net income (loss) from continuing
operations to cash provided by (used in) continuing operating activities:
Shares issued for service	57,500	-
Depreciation and amortization	1,237,111	416,081
Bad debt expense	139,414	262,284
Minority interest	1,145,157	609,203
Gain on disposal of equipment	(23,304)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, trade	3,567,725	(3,608,064)
Accounts receivable, related parties	(52,131)	-
Notes receivable	(2,748)	-
Other receivables and prepayments	(2,111,040)	(1,275,920)
Other receivables - related parties	(1,155,070)	(1,853,841)
Long term other receivables	(802,280)	-
Long term other receivables - related parties	(620,000)	-
Advances to suppliers	108,795	(685,179)
Inventories	(2,550,900)	(3,430,088)

Increase (decrease) in liabilities:
Accounts payable	(107,740)	3,803,522
Accounts payable - related parties	132,804	260,757
Other payables and accrued liabilities	308,645	(436,504)
Other payables - related parties	2,047,416	3,627,282
Customer deposits	196,680	804,610
Taxes payable	(38,334)	1,333,406
Deferred revenue	-	(443,200)
Net cash provided by (used in) continuing operating activities	(337,174)	47,595

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
Business acquisition - cash paid	(980,000)	(800,000)
Cash acquired from business acquisition	418,528	-
Purchase of intangible asset	(1,670,684)	-
Purchase of property and equipment	(2,014,235)	(215,504)
Net cash used in continuing operation investing activities	(4,246,391)	(1,015,504)

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
Dividend paid to Erye's former shareholders	(188,355)	-
Restricted cash	316,830	(1,263,281)
Proceeds from issuance of preferred stock	90,000	1,010,969
Proceeds from issuance of common stock	7,348,409	-
Proceeds (payments) on loans payable	(452,052)	1,895,336
Proceeds (payments) on short-term convertible notes	(425,000)	425,000
Proceeds (payments) on long term debts - related parties	(262,496)	537,162
Increase in minority interest	-	(1,050,845)
Distribution	(48,703)	(80,547)
Net cash provided by continuing operation financing activities	6,378,633	1,473,794

Net increase (decrease) in cash from continuing operation	1,795,068	505,885

Cash provided by (used in) discontinued operating activities	1,622,942	(384,699)
Cash provided by (used in) discontinued operations investing activities	3,175,799	(221,233)
Cash provided by (used in) discontinued operations financing activities	(5,002,588)	624,433
Net cash provided by (used in) discontinued operations	(203,847)	18,501

EFFECT OF EXCHANGE RATE ON CASH	340,729	35,185

INCREASE IN CASH	1,931,950	559,571

CASH, beginning of year	1,026,606	467,035

CASH, end of year	$2,958,556	$1,026,606

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminated the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi of 1,200,000 shares of the Company’s common stock and $620,000 in cash, will be returned to the Company. As of March 31, 2007, Hengyi had already fully returned all 1,200,000 shares of the Company’s common stock to the Company. Furthermore, the Company anticipates Hengyi will return the $620,000 in cash by March 31, 2008. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi was ceased to be a subsidiary of the Company. All the parties to the rescission agreed that the transaction took effect as of July 1, 2006. The detail information of accounting for this transaction is disclosed in Note 15 - Business Combinations.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1- ORGANIZATION AND OPERATIONS, (continued)

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest $2 million into Tianyin operations. An additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches $3,000,000. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operational control of Tianyin at this time and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin’s shareholders not compromise and meet the company’s request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction is in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin have not been included in the consolidated financial statements for the year ended December 31, 2006.

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

The principal activities of the Company, located in Mainland China (“China” or “PRC”), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines.

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
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Material inter-company transactions have been eliminated in the consolidation.

Since the Tianyin’s transaction is in the evaluation process, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin were not included in the consolidated financial statements for the year ended December 31, 2006.

Due to the rescission of the acquisition of Suzhou Hengyi and its 50% owned subsidiary, Sintofarm, these two companies ceased to be subsidiaries of the Company. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the financial statements for all periods presented to reflect Suzhou Hengyi and Sintofarm business as discontinued operations.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to current year’s presentation.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Plant and Equipment, (continued)

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

Patent

The patents represent patented pharmaceutical formulas, on which we have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, otherwise the patent costs will be subject to amortization over its estimated useful life period. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually when events and changes in circumstances indicate that the carrying value may not be recoverable.

Research and Development Costs

Research and development (or “R&D) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company and its subsidiaries was recorded based on R&D costs.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash in these banks at December 31, 2006 amounted to $2,890,860 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Revenue Recognition

The Company has three categories of revenue resources, sales of new drug formulas, R&D services and revenue from sales of medical product.

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

For the years ended December 31, 2006 and 2005, revenue from sales of product was $25,528,768 and $22,670,680, respectively, made up of the following product categories.

	2006	2005
Intermediary pharmaceutical products	$7,512,662	$8,970,578
Prescription drugs	14,788,073	12,347,371
Over-the-counter drugs	3,226,223	-
Service	1,810	1,352,731
Total	$25,528,768	$22,670,680

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Revenue Recognition, (continued)

For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contract. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Milestones are substantive and not derived solely from arriving at a specific date. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment. To determine when milestones are achieved, typically, the milestone goals require one or more of the following: (1) a certificate from a licensed authoritative agency, (2) approval/acknowledgement by a governmental agency, such as agency like Food and Drug Administration of the United States, (3) an authoritative professional appraisal report, or (4) an independent technological feasibility report, testing analysis and other form of valuation on the result and value of products and service. After receipt of the certificate, or/ and approval and/or report, continued service is not required thus the respective milestone goals are achieved. Therefore, the milestone payment is no longer refundable and revenue is recognized.

For the year ended December 31, 2006, revenue from sales of product, revenue from sales of new drug formulas, and revenue from R&D service rendered was $25,528,768, $0, and $452,052, respectively.

For the year ended December 31, 2005, revenue from sales of product, revenue from sales of new drug formulas, and revenue from service rendered was $22,670,680, $230,918, and $803,832 respectively.

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
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $867,529 and $156,089 for the years ended December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to 1.00 USD as compared to 8.06 RMB at December 31, 2005. The weighted average translation rate of 7.96 and 8.18 RMB to 1.00 USD for the years ended December 31, 2006 and 2005 were applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as preferred stock, as well as warrants and options that are in the money.

We determined that all the warrants were anti-dilutive because the excise prices were higher than average market price in the period presented. The number of shares used in computing diluted earnings per share for the years ended December 31, 2006 and 2005 was to 35,903,084, which included 930,000 weighted average number of convertible preferred stock, and 27,096,558, which included 612,918 weighted average number of convertible preferred stock, respectively. The number of shares used in computing basic earnings per share for the years ended December 31, 2006 and 2005 were 34,973,084 and 26,483,640, respectively. Basic and Diluted loss per share for the year ended December 31, 2006 amounted to $0.069 and $0.067, respectively, Basic and Diluted earnings per share for the year ended December 31, 2005 amounted to $0.036 and $0.035, respectively,

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2- SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent Accounting Pronouncements, (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of fin 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

•	Interest expense paid amounted to $203,244 and $347,729 for the years ended December 31, 2006 and 2005, respectively.

•	Income taxes paid amounted to $572,197 and $0 for the years ended December 31, 2006 and 2005.

Non-cash investing and financing activities

•
During 2006, the Company issued 99,805 shares of common stock for services. The fair market value of the services received was $57,500. During 2005, the Company issued 657,959 shares of common stock for services. The fair market value of the services received was $239,715.

•	During 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University for lab use right valued at $30,000.

•	During 2006, the Company issued 443,227 shares of common stock for conversion of 312,500 shares of preferred stock.

•	In June 2006, the Company assumed $11.5 million of long term debt owed to RimAsia Capital Partners in connection to the acquisition of Enshi.

Note 4 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased $385,673 from $525,391 at December 31, 2005 to $911,064 at December 31, 2006. The majority of the increase of $385,673 was resulted from the acquisition of Enshi.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 4 - ACCOUNTS RECEIVABLE, (continued)

As of December 31, 2006, accounts receivable consist of the following:

December 31,
2006
Accounts receivable	$5,792,134
Allowance for doubtful accounts	(911,064)
Accounts receivable, net	$4,881,070

Note 5 - INVENTORIES

Inventories consisted of the following at December 31, 2006:

December 31, 2006
Raw materials	$2,162,183
Refinery material	1,783,218
Packaging supplies	343,157
Sundry supplies	12,911
Work in process	595,873
Finished goods	2,063,819
Total inventories	$6,961,161

Note 6- PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2006:

December 31, 2006
Plant	$9,446,521
Office equipment	227,171
Machinery	8,892,772
Automobiles	363,487
Construction in progress	11,923
Total plant and equipment	18,941,874
Less: accumulated depreciation	(6,652,238)
Plant and equipment, net	$12,289,636

Depreciation expense for the years ended December 31, 2006 and 2005 were $923,254 and $319,465, respectively.

Note 7- OTHER ASSETS

Intangible Assets

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Intangible assets include land use rights and drug patents.

December 31, 2006
Land use rights:
Erye	$5,691,472
Less: Accumulated amortization	(343,895)
5,347,577

Enshi	5,516,557
Less: Accumulated amortization	(388,272)
5,128,285

Prepayment on land - Erye	1,153,800

Patents:
Approved drugs	1,511,081
Less: Accumulated amortization	(522,921)
988,160

Total intangible assets, net	$12,617,822

Amortization expense for the years ended December 31, 2006 and 2005 was $313,857 and $96,616, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited to bank but subject to withdrawal with restrictions according to the agreement with bank. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following list the depositors, the amount and names of the bank as of December 31, 2006:

Depositor	Name of Bank	Amount
Erye	Hua Xia Bank, Suzhou	$513,680
	Industrial and Commercial Bank, Suzhou	380,754
		$894,434

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 7- OTHER ASSETS, (continued)

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of December 31, 2006, the total amount of the long term notes receivable was $812,800. 51% of ownership equity of the debtor was pledged for the loan. The management determined the likelihood of repayment to be collected is high based on the above conditions and well financial conditions of the counter parties.

Note 8- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiaries	Amount	Due from	Term	Manner of settlement

Enshi	$53,223	Liao Ning Xie He, former owner's company	Short term	To be received in cash

As of December 31, 2006, total accounts receivables due from related parties were $53,223.

Other Receivables - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

CBC	$3,360	Advance to shareholders	Short term	To be received in cash
Erye	992,268	Hainan Kaiye	Short term	To be received in cash
Erye	384,600	Erye Trading	Short term	To be received in cash
CBH	500,000	Li Xiao Bo	Short term	To be received in cash
	$1,880,228

As of December 31, 2006, total other receivables due from related parties were $1,880,228.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 8- RELATED PARTIES TRANSACTIONS, (continued)

Loan to Shareholder

Subsidiaries	Amount	Due from	Term	Manner of settlement

Keyuan	$41,720	Keyuan's shareholder	Short term	To be received in cash

As of December 31, 2006, total loan due from shareholder was $41,720.

Accounts Payable - Related Parties

Subsidiaries	Amount	Due to	Term	Manner of settlement

Enshi	$384,600	Erye Trading	Short term	To be paid in cash

As of December 31, 2006, total accounts payable due to related parties were $384,600.

Other Payables - Related Parties

Subsidiaries	Amount	Due to	Term	Manner of settlement

Enshi	$555,106	Liao Ning Xie He	Short term	To be paid in cash
Enshi	85,894	Li Xiao Bo	Short term	To be paid in cash
Erye	1,507,853	Hainan Kaiye	Short term	To be paid in cash
Erye	602,895	Erye Trading	Short term	To be paid in cash
	$2,751,748

As of December 31, 2006, total other payables due to related parties were $2,751,748.

Long Term Other Receivables - Related Parties

Subsidiary	Amount	Due from	Term	Manner of settlement

CBH	$620,000	Hengyi	Long term	To be received in cash

As of December 31, 2006, total long term other receivables due from related parties were $620,000.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 9 - NOTES PAYABLE

The Company’s subsidiary Erye has $2,410,160 notes payable to Erye’s vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

The Company had convertible notes payable $425,000 and were converted to common stocks in 2006.

Note 10 - MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye. The Company’s wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan. There is no minority interest in Enshi since the Company owns 100% of Enshi.

	Equity of the	Ownership		Minority
	Subsidiaries	in		Interest in
	as of	Subsidiaries		Subsidiaries
Subsidiary	December 31, 2006	Percentage	Amount	Percentage	Amount
Erye	$8,041,819	51%	$4,101,327	49%	$3,940,492
Keyuan	747,820	90%	673,038	10%	74,782
Enshi	13,503,142	100%	13,503,142	0%	-
Total	$22,292,781		$18,277,507		$4,015,274

Note 11- STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less then 10% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee’s benefits. The following list the provision of statutory reserves as of December 31, 2006.

Year	Amount

2004	$60,750
2005	383,873
2006	2,080,032
Total	$2,524,655

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

The Company’s income tax expense for the years ended December 31, 2006 and 2005 were $122,967 and $502,139, respectively.

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

The following list depicts the tax preference rate applicable to the subsidiaries and the applicable years:

	Full Exemption Period		Half-Reduction Period
		Tax		Tax
Subsidiaries	Period	Rate	Period	Rate
Nanjing Keyuan	2005-2006	0.00%	2007-2009	16.50%
Suzhou Erye	2006-2007	0.00%	2008-2010	16.50%
Shengyang Enshi	2004-2005	0.00%	2006-2008	15.00%

After the income tax preference period expired, a 33% income tax rate is applicable.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 12 - INCOME TAXES, (continued)

Corporation Income Tax (CIT), (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	December 31,
	2006	2005
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exempted	(27.0)	(4.5)
Total provision for income taxes	6.0%	28.5%

The estimated tax savings due to the reduced tax rate for the years ended December31, 2006 and 2005 amounted to $799,201 and $317,408, respectively. The net effect on earnings (loss) per share if the income tax had been applied would decrease (increase) earnings (loss) per share for December 31, 2006 and 2005 by ($0.02) and $0.012, respectively.

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

Note 13 - LOANS

Long Term Debt

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Note 15-Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of December 31, 2006, the balance of the long-term debt was $11,500,000.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 13 - LOANS, (continued)

Long Term Debt, (continued)

The following lists the repayment schedule of the principal of the loan.

Amount
2007	$2,875,000
2008	5,750,000
2009	2,875,000
Thereafter	-
$11,500,000

Short Term Bank Loans

The Company has a total amount of $5,448,500 in short term loans from five different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 6.3%.

Interest expense for years ended December 31, 2006 and 2005 was $993,482 and $315,251 respectively.

Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the years ended December 31, 2006 and 2005, the Company recognized rent expense of $120,531 and $24,500, respectively.

As of December 31, 2006, the Company has outstanding commitments in respect to non-cancelable operating leases, which fall due as follows:

Amount
2007	$96,642
2008	56,783
2009	35,870
2010	39,000
Thereafter	-
$228,295

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 15 - BUSINESS COMBINATIONS

Erye Acquisition

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired a controlling ownership interest of approximately 51% in Erye, a company established in Suzhou City, Jiangsu Province, China.

Assets acquired and debts assumed of the transaction are listed as below:

Item	Fair Value	Acquired (Assumed)by the Company
Current assets	$8,601,786	$4,386,911
Property, plant, and equipment	4,305,631	2,195,872
Intangible assets	7,755,220	3,955,162
Other assets	1,178,000	600,780
Total assets	21,840,637	11,138,725

Current liability	11,465,031	5,847,166
Ling term liability	1,257,959	641,559
Total liabilities	12,722,990	6,488,725

Net assets	$9,117,647	$4,650,000

The original purchase price amounted to $800,000 in cash, 3,300,000 shares of common stock valued at $1.00 per share and $2,200,000 of additional cash to be contributed in installments. The original purchase price generated goodwill of approximately $4,893,113 that was reported on our September 30, 2005 financial statements and form 10QSB. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that the common stock should be valued at less than $1.00 per share for the purpose of determining the total purchase price of the acquisition. On April 12, 2006, the Board of Directors decided to amend the purchase price for the 51% ownership interest in Erye to be $3,000,000 cash to be paid in installments, and 3,300,000 shares of common stock valued at $0.50 per share, which amounted to a total amount of $4,650,000, effective as of December 31, 2005. The amendment resulted in a write down of goodwill and equity. As of December 31, 2006, $2,200,000 of cash contribution has been fully made.

In determining the cost of the acquired equity, we considered all aspect of the acquisition and weighed the consideration we paid and the assets we received. Since we have an independent appraisal report from a Chinese CPA firm, in which Erye’s assets and liabilities were evaluated based on the market condition and Erye’s business, and according to our management’s understanding and judgment about Erye’s assets and liabilities, we believe that the net fair value of assets acquired and debt assumed was more readily determinable and evident. In preparing financial statements for the year ended December 31, 2005, the Company’s management reevaluated the stock price used for the acquisition, in light of the lack of active trading and the absence of a market-determined price for the stock at the time of the acquisition. Under guidance of FASB 141, the Company opted to use the acquiree’s book value as the best, verifiable estimate of purchase consideration. As a result, the value of the stock issued and the cash consideration transferred were adjusted to be equivalent to the net book value of the acquired target, resulting in an offsetting write-down of both goodwill and paid in capital during the fourth quarter of 2005. There was no income statement effect from this change in valuation.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 15 - BUSINESS COMBINATIONS, (continued)

Erye Acquisition, (continued)

Enshi Acquisition

On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. (“RACP”) which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company (“Enshi”). The Company paid $14.7 million to acquire 100% interest in both RACP and Enshi. Consideration included $12 million cash and $2.7 million in warrants. We applied the Black-Scholes model method to determine the value of the warrants.

We determined the fair value of the acquired assets of Enshi based on an independent appraisal. The fair value of Enshi’s net assets was in accordance with the independent appraisal of $16.7 million. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Enshi’s fixed assets and intangible assets that would have been assigned to those assets.

Under the terms of the purchase agreement, the Company placed $625 thousand of the purchase price in escrow to cover certain contingencies including collection of receivables on the date of purchase. In October 2006, because those conditions were not met, the escrowed funds are being returned to the Company, and therefore the purchase price was reduced, pursuant to FAS 141, Business Combinations, paragraph 27.

In March 2007, management determined that approximately $2.6 million of trade receivables purchased are likely non-existent and therefore had no fair value on the date of acquisition. (See Note 17 for discussion of legal action pursued against the former owner and manager of Enshi.) Consistent with SFAS No. 141, the Company is allowed an allocation period not to exceed one year to re-allocate its purchase price to the “fair value of the net assets acquired on the purchase date” based on facts available today. Accordingly, $2.6 million of the purchase price originally allocated to receivables have been re-allocated to buildings and land use rights.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 15 - BUSINESS COMBINATIONS, (continued)

Enshi Acquisition, (continued)

Assets acquired and debts assumed are listed below:

	Original Allocated	Re-allocated
Item	Fair Value	Fair Value
Current assets	$6,840,881	$4,220,081
Property, plant, and equipment	7,188,912	8,340,664
Intangible assets	5,253,973	6,098,021
Total assets	19,283,766	18,658,766

Total liabilities	4,593,766	4,593,766

Net assets	$14,690,000	$14,065,000

Pro Forma

The following unaudited pro forma condensed income statement for the year ended December 31, 2006 and balance sheet were prepared under Generally Accepted Accounting Principles and as if the acquisition of Enshi had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Amount
Sales	$5,088,421
Cost of Goods Sold	3,784,709
Gross Profit	1,303,712
Operating Expenses	1,735,483
Income Tax	445,501
Net Loss	$(877,272)

Discontinued Operation - Suzhou Hengyi

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi of 1,200,000 shares of the Company’s common stock and $620,000 in cash, which will be returned to the Company in three installments by March 2008. As of December 31,, 2006, the 1,200,000 shares of common stock were returned and cancelled. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi will cease to be a subsidiary of the Company.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 15 - BUSINESS COMBINATIONS, (continued)

Discontinued Operation - Suzhou Hengyi, (continued)

All the parties to the rescission agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two companies. The Company recognized a loss on discontinued operation, net of tax effect, of $603,169, for the year ended December 31, 2006. The results of operations and cash flows for Hengyi have been reported within discontinued operations in the accompanying statements, and prior periods have been recast.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Note 16 - SHAREHOLDERS’ EQUITY, (continued)

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Note 16 - SHAREHOLDERS’ EQUITY, (continued)

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

Dividend Paid on the Preferred Stocks

Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers were entitled to receive annual dividend of 7% of the amount invested. The total dividends paid were $48,703 for year 2006.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 16 - SHAREHOLDERS’ EQUITY, (continued)

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

On April 1, 2005, the Company engaged a consultant for a period of seven months ending October 31, 2005. The terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company. On December 20, 2005, the Company reengaged this consultant for a period ending December 31, 2006 and the terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company. During the year of 2006, total number of shares issued for services was 99,805, valued at a total amount of $57,500.

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
December 31, 2006

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

Pursuant to a registration rights agreement entered between the Initial Common Stock Purchaser and us, we have agreed to file a registration statement with the SEC covering the shares and shares underlying the Warrants, within 65 days from this closing and obtain effectiveness of such registration statement within 170 days from closing. In case the Company does not meet the filing deadlines listed above we will pay a penalty of 1% of the aggregate investment made by Investors and on each monthly anniversary of such default an amount equal to 1.5% of the aggregate investment amount of Investors, respectively. The SB-2 registration statement was filed timely and became effective on May 11, 2006. Therefore, no penalties were incurred.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 17- SUBSEQUENT EVENTS

On March 15, 2007, the Company filed Form 8K. Management of the Company believes that there may be adjustments to and additional disclosures required to be made to the Company's quarterly reports on Form 10QSB and that it is the Company's responsibility to inform the public not to rely on the financial statements contained in the Company's quarterly reports on Form 10QSB for the interim periods ended June 30, 2006 and September 30, 2006, which included the financial position and operations of Enshi, and are subject to amendments. Pending the results of investigation and legal actions, the Company will provide further updates in its future filings. The Company has replaced management and certain employees at Enshi. The Company expects Enshi to continue to make contributions to the overall operation of the Company.

The Company has commenced action to freeze up to $10 million assets of Mr. Li Xiaobo, the former shareholder and management of Enshi, for breach of representations and warranties as contained in the acquisition agreements. Additionally, the Company reserves the right to seek further damages from the former shareholder. So far the Company successfully frozen approximately $7,000,000 worth of assts of Mr. Li and intends to use these assets and additional assets to satisfy the Company ‘s rights and damages against Mr. Li.

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