Form 10QSB
period 2007-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2007-05-15
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Period ended March 31, 2007 or

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to __________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     13-2949462
 ------------------------------              ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of                              Number of Shares Outstanding
Equity Securities                                   as of May 11, 2007
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                         36,340,312


Transitional Small Business Disclosure Format:  Yes:  |_|    No:  |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I -   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                               1

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         29

  ITEM 3.  CONTROL AND PROCEDURES                                            33

PART II -  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                 33

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   33

  ITEM 6.  EXHIBITS                                                          33



      References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENT



            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007

                                                                     March 31,
                                                                       2007
                                                                   ------------
                                                                    Unaudited
                                   ASSETS
CURRENT ASSETS:
   Cash                                                            $  2,484,059
   Accounts receivable, trade, net of allowance for doubtful
      accounts of $999,045                                            5,530,362
   Accounts receivable, related parties                                  92,219
   Other receivables                                                  3,093,034
   Other receivables - related parties                                2,628,454
   Advances to suppliers                                                919,402
   Prepaid expenses                                                      65,055
   Inventories                                                        7,941,033
   Loan to shareholders                                                  42,143
                                                                   ------------
      Total current assets                                           22,795,761
                                                                   ------------

PLANT AND EQUIPMENT, net                                             12,202,860
                                                                   ------------

OTHER ASSETS:
   Intangible asset, net                                             12,634,295
   Long term notes receivable                                           753,563
   Long term other receivables - related parties                        620,000
   Restricted cash                                                    1,029,766
   Other assets                                                          74,219
                                                                   ------------
      Total other assets                                             15,111,843
                                                                   ------------

         Total assets                                              $ 50,110,464
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  5,781,676
   Short-term loan - related parties                                    388,500
   Short-term loans                                                  17,003,750
   Other payables - related parties                                   2,823,613
   Customer deposits                                                  1,991,888
   Notes payable                                                      2,434,600
   Taxes payable                                                      1,221,942
   Other accrued liabilities                                            657,515
                                                                   ------------
      Total current liabilities                                      32,303,484

LONG TERM LIABILITIES                                                   162,799

      Total liabilities                                              32,466,283
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                   ------------

MINORITY INTEREST                                                     4,574,194
                                                                   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; 417,500 shares Issued and outstanding                   4,175
   Common stock, $0.01 par value, 200,000,000 shares
      authorized; 36,340,312 shares issued and outstanding              363,404
   Paid-in capital                                                   13,057,500
   Capital receivable                                                  (252,471)
   Deferred compensation                                                (18,000)
   Statutory reserves                                                 2,606,440
   Retained earnings (deficit)                                       (3,593,544)
   Accumulated other comprehensive income                               902,483
                                                                   ------------
      Total shareholders' equity                                     13,069,987
                                                                   ------------

         Total liabilities and shareholders' equity                $ 50,110,464
                                                                   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                       2007            2006
                                                                   ------------   -------------
                                                                    (Unaudited)    (Unaudited)
REVENUES                                                           $  7,532,122   $   5,549,923

COST OF GOODS SOLD                                                    5,523,280       4,116,154
                                                                   ------------   -------------

GROSS PROFIT                                                          2,008,842       1,433,769
                                                                   ------------   -------------
OPERATING EXPENSES
   Research and development                                              43,163         258,075
   Selling, general and administrative                                1,325,315         713,972
                                                                   ------------   -------------
      Total Operating Expenses                                        1,368,478         972,047
                                                                   ------------   -------------

INCOME FROM OPERATIONS                                                  640,364         461,722
                                                                   ------------   -------------

OTHER INCOME (EXPENSE)
   Interest income (expense), net                                      (363,357)        (46,742)
   Other income (expense), net                                           (2,674)        (17,406)
                                                                   ------------   -------------
      Total Other Income (expense), net                                (366,031)        (64,148)
                                                                   ------------   -------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                        274,333         397,574

PROVISION FOR INCOME TAXES                                                9,606              --
                                                                   ------------   -------------

INCOME BEFORE MINORITY INTEREST                                         264,727         397,574

MINORITY INTEREST                                                       352,995         246,298
                                                                   ------------   -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                (88,268)        151,276

INCOME FROM DISCONTINUED OPERATIONS, net of tax                              --          42,716
                                                                   ------------   -------------
NET  (LOSS) INCOME                                                      (88,268)        193,992

OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment                               34,954         117,967
                                                                   ------------   -------------

COMPREHENSIVE (LOSS) INCOME                                        $    (53,314)  $     311,959
                                                                   ============   =============
INCOME (LOSS) PER SHARE OF COMMON STOCK
BASIC
   CONTINUING OPERATIONS                                           $     (0.002)  $       0.005

   DISCONTINUED OPERATIONS                                                   --           0.001
                                                                   ------------   -------------

   NET (LOSS) INCOME                                               $     (0.002)  $       0.006
                                                                   ============   =============
DILUTED
   CONTINUING OPERATIONS                                           $     (0.002)  $       0.005

   DISCONTINUED OPERATIONS                                                   --           0.001
                                                                   ------------   -------------

   NET (LOSS) INCOME                                               $     (0.002)  $       0.006
                                                                   ============   =============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC               36,027,615      30,267,875
                                                                   ============   =============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED             36,719,560      31,420,375
                                                                   ============   =============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                              Preferred Stock           Common Stock
                                                           ---------------------  -----------------------     Paid-in     Capital
                                                             Shares    Par Value     Shares    Par Value      Capital    Receivable
                                                           ----------  ---------  -----------  ----------  ------------  ----------
BALANCE, December 31, 2005                                  1,152,500  $  11,525   28,616,716  $  286,167  $  3,572,207  $ (252,471)

   Common shares issued for cash                                                    7,831,863      78,319     6,905,090
   Common shares issued for note conversion                                           399,820       3,998       421,002
   Net income
   Statutory reserves
   Dividends paid to preferred stock shareholders
   Foreign currency translation adjustments
                                                           ----------  ---------  -----------  ----------  ------------  ----------
BALANCE, March 31, 2006 (Unaudited)                         1,152,500  $  11,525   36,848,399  $  368,484  $ 10,898,299  $ (252,471)

   Common shares issued for cash                                                                                (60,000)
   Common shares issued for services                                                   99,805         998        56,502
   Common shares issued for preferred stock conversion       (312,500)    (3,125)     443,277       4,433        (1,308)
   Common shares returned from Hengyi due to divestiture                           (1,200,000)    (12,000)     (520,026)
   Deferred compensation
   Preferred shares issued for cash                            90,000        900                                 89,100
   Warrants issued for Enshi Acquisition                                                                      2,640,000
   Common shares cancelled                                                           (604,741)     (6,047)        6,047
   Preferred stock dividends                                                                                    (48,703)
   Net loss
   Statutory reserves
   Foreign currency translation adjustments
                                                           ----------  ---------  -----------  ----------  ------------  ----------
BALANCE, December 31, 2006                                    930,000  $   9,300   35,586,740  $  355,868  $ 13,059,911  $ (252,471)

   Common shares issued for preferred stock conversion       (512,500)    (5,125)     753,572       7,536        (2,411)         --
   Net loss
   Statutory reserves
   Foreign currency translation adjustments
                                                           ----------  ---------  -----------  ----------  ------------  ----------
BALANCE, March 31, 2007 (Unaudited)                           417,500  $   4,175   36,340,312  $  363,404  $ 13,057,500  $ (252,471)
                                                           ==========  =========  ===========  ==========  ============  ==========


                                                                             Retained Earnings
                                                                         -------------------------      Other
                                                             Deferred                   Statutory   Comprehensive
                                                           Compensation  Unrestricted    Reserves   Income (Loss)     Totals
                                                           ------------  ------------  -----------  -------------  -------------
BALANCE, December 31, 2005                                 $    (24,000) $  1,074,584  $   444,623  $     156,089  $   5,268,724

   Common shares issued for cash                                                                                       6,983,409
   Common shares issued for note conversion                                                                              425,000
   Net income                                                                 193,992                                    193,992
   Statutory reserves                                                        (104,584)     104,271                          (313)
   Dividends paid to preferred stock shareholders                              (8,040)                                    (8,040)
   Foreign currency translation adjustments                                                               117,967        117,967
                                                           ------------  ------------  -----------  -------------  -------------
BALANCE, March 31, 2006 (Unaudited)                        $    (24,000) $  1,155,952  $   548,894  $     274,056  $  12,980,739

   Common shares issued for cash                                                                                         (60,000)
   Common shares issued for services                                                                                      57,500
   Common shares issued for preferred stock conversion                                                                        --
   Common shares returned from Hengyi due to divestiture                                                                (532,026)
   Deferred compensation                                          6,000                                                    6,000
   Preferred shares issued for cash                                                                                       90,000
   Warrants issued for Enshi Acquisition                                                                               2,640,000
   Common shares cancelled                                                                                                    --
   Preferred stock dividends                                                                                             (48,703)
   Net loss                                                                (2,603,995)                                (2,603,995)
   Statutory reserves                                                      (1,975,448)   1,975,761                           313
   Foreign currency translation adjustments                                                               593,473        593,473
                                                           ------------  ------------  -----------  -------------  -------------
BALANCE, December 31, 2006                                 $    (18,000) $ (3,423,491) $ 2,524,655  $     867,529  $  13,123,301

   Common shares issued for preferred stock conversion                                                                        --
   Net loss                                                                   (88,268)                                   (88,268)
   Statutory reserves                                                         (81,785)      81,785                            --
   Foreign currency translation adjustments                                                                34,954         34,954
                                                           ------------  ------------  -----------  -------------  -------------
BALANCE, March 31, 2007 (Unaudited)                        $    (18,000) $ (3,593,544) $ 2,606,440  $     902,483  $  13,069,987
                                                           ============  ============  ===========  =============  =============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                             2007          2006
                                                                                         -----------   -----------
                                                                                          Unaudited     Unaudited
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net (loss) income                                                                     $   (88,268)  $   193,992
   Net income from discontinued operations                                                        --        42,716
                                                                                         -----------   -----------
   Net income (loss) from continuing operations                                              (88,268)      151,276
   Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) continuing operating activities:
      Depreciation and amortization                                                          269,800       157,465
      Bad debt expense                                                                        78,444            --
      Minority interest                                                                      516,243       246,563
   Change in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                                                            (754,414)   (1,202,777)
      Accounts receivable, related parties                                                   (38,311)           --
      Other receivables and prepayments                                                     (429,445)     (188,547)
      Other receivables - related parties                                                   (726,401)     (161,670)
      Long term other receivables - related parties                                               --    (1,246,576)
      Advances to suppliers                                                                 (104,711)      120,953
      Other assets                                                                            14,113            --
      Inventories                                                                           (905,842)     (826,836)

   Increase (decrease) in liabilities:
      Accounts payable                                                                     1,140,671       (15,384)
      Accounts payable - related parties                                                          --     2,003,789
      Other payables and accrued liabilities                                                (355,789)      (34,525)
      Other payables - related parties                                                        43,795     1,546,187
      Customer deposits                                                                    1,009,050       249,679
      Taxes payable                                                                          (35,272)     (350,968)
                                                                                         -----------   -----------
         Net cash provided by (used in) continuing operating activities                     (366,337)      448,629
                                                                                         -----------   -----------

CASH FLOWS FROM CONTINUING OPERATIONS INVESTING ACTIVITIES:
   Purchase of intangible asset                                                                   --      (347,984)
   Purchase of property and equipment                                                        (13,820)     (143,240)
   Payment to long term loans receivables                                                     67,224       449,456
                                                                                         -----------   -----------
         Net cash provided by (used in) continuing operations investing activities            53,404       (41,768)
                                                                                         -----------   -----------

CASH FLOWS FROM CONTINUING OPERATIONS FINANCING ACTIVITIES:
   Restricted cash                                                                          (125,784)      149,136
   Proceeds from issuance of common stock                                                         --     7,408,409
   Payments on loans payable                                                                      --      (323,128)
   Payments on short-term convertible notes                                                       --      (425,000)
   Payments on long term debts - related parties                                                (659)     (128,945)
                                                                                         -----------   -----------
         Net cash (used in) provided by continuing operation financing activities           (126,443)    6,680,472
                                                                                         -----------   -----------

Net (decrease) increase in cash from continuing operations                                  (439,376)    7,087,333
                                                                                         -----------   -----------

Cash provided by discontinued operating activities                                                --       389,582
Cash used in discontinued operations investing activities                                         --    (1,592,766)
Cash provided by discontinued operations financing activities                                     --        22,370
                                                                                         -----------   -----------
Net cash used in discontinued operations                                                          --    (1,180,814)
                                                                                         -----------   -----------

EFFECT OF EXCHANGE RATE ON CASH                                                              (35,121)       52,640
                                                                                         -----------   -----------

(DECREASE) INCREASE IN CASH                                                                 (474,497)    5,959,159

CASH, beginning of period                                                                  2,958,556     1,026,606
                                                                                         -----------   -----------

CASH, end of period                                                                      $ 2,484,059   $ 6,985,765
                                                                                         ===========   ===========

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Note 1 -  ORGANIZATION AND OPERATIONS

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

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest $2 million into Tianyin operations. An additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches $3,000,000. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operational control of Tianyin at this time and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction is in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin have not been included in the consolidated financial statements for the period ended March 31, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------



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

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi including 1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company. As of March 31, 2007, Hengyi had already fully returned all 1,200,000 shares of the Company's common stock to the Company. Furthermore, the Company anticipates Hengyi will return the $620,000 in cash by March 31, 2008. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company. All the parties to the rescission agreed that the transaction took effect as of July 1, 2006. The detail information of accounting for this transaction is disclosed in Note 15 - Business Combinations.

The principal activities of the Company, located in Mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

The consolidated financial statements of China biopharmaceuticals holdings, Inc. and subsidiaries reflect the activities of the following subsidiaries:

Entity                  Percentage of Ownership                  Location
--------------------------------------------------------------------------------
CBH                          Parent Company             United States of America
Enshi                      100% owned by CBH                      P.R.C
Erye                        51% owned by CBH                      P.R.C
CBC                        100% owned by CBH             British Virgin Inland
Keyuan                      90% owned by CBC                      P.R.C

Reclassifications

Certain  prior  period  amounts  have been  reclassified  to  conform to current
period's   presentation.   This  reclassification  had  no  material  effect  on
operations or cash flows

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

Equipment and machinery                      5 years
Motor vehicles                               5 years
Furniture and fixtures                       5 years
Buildings                                   20 years
Land use right                           40-50 years

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

Research and Development Costs

Research and development (or "R&D") expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company and its subsidiaries was recorded based on R&D costs.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Concentration risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at March 31, 2007 amounted to $2,484,059, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has five major customers which represent approximately 15.3% and 26.7% of the Company's total sales for the three months ended March 31,2007 and 2006, respectively. Three customers accounted for 21.2% of total accounts receivable as of March 31, 2007.

For the three months ended March 31, 2007 and 2006, the Company purchases approximately 34.6% and 34.5%, respectively, of their raw materials from five major suppliers. Four suppliers accounted for 37% of total accounts payables at March 31, 2007.

Fair Value of Financial Instruments

The Company's financial instruments primarily include cash and cash equivalents, accounts receivable, and accounts payable, accrued expenses, customer deposits and amounts due to related parties and shareholders. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature. In addition, the Company has notes payable issued by the bank and special payables. Management estimates the carrying amount approximates fair values because the historical terms of the notes approximate terms available today.

Revenue Recognition

The Company has three categories of revenue resources, sales of new drug formulas, R&D services and revenue from sales of medical product.

The Company recognizes revenue from product and drug formula sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. Allowances are established for estimated rebates, wholesaler charge backs, prompt pay sales discounts, product returns, and bad debts.

For the quarters ended March 31, 2007 and 2006, revenue from sale of product was $7,532,122 and $5,292,930, respectively, made up of the following product categories.

                                                        2007           2006
                                                    ------------   ------------
                                                    (Unaudited)     (Unaudited)
Intermediary pharmaceutical products                $  1,923,000   $  2,063,000
Prescription drugs                                     4,626,679      2,283,507
Over-the-counter drugs                                   982,443        946,423
                                                    ------------   ------------
Total                                               $  7,532,122   $  5,292,930
                                                    ============   ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contracts. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Milestones are substantive and not derived solely from arriving at a specific date. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment. To determine when milestones are achieved, typically, the milestone goals require one or more of the following: (1) a certificate from a licensed authoritative agency, (2) approval/acknowledgement by a governmental agency, such as agency like Food and Drug Administration of the United States,
(3) an authoritative professional appraisal report, or (4) an independent technological feasibility report, testing analysis and other form of valuation on the result and value of products and service. After receipt of the certificate, and/or approval and/or report, continued service is not required thus the respective milestone goals are achieved. Therefore, the milestone payment is no longer refundable and revenue is recognized.

For the period ended March 31, 2007, revenue from sales of product, sales of new drug formulas, and revenue from R&D service was $7,532,122, $0, and $0, respectively.

For the period ended March 31, 2006, revenue from sales of product, sales of new drug formulas, and revenue from R&D service was $5,292,930, $0, and $256,993, respectively.

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

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

For example, the Company estimates the collectibility of its receivables which affects the carry value of the related asset. Management makes these estimates using the best information available at the time the estimate are made; however actual results could differ materially from those estimates.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, SPAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company's Chinese subsidiaries' financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period, and equity are stated at their historical rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $34,954 and $117,967 for the periods ended March 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.72 RMB to 1.00 USD. The weighted average translation rate of 7.75 and 8.05 RMB to 1.00 USD for the periods ended March 31, 2007 and 2006 were applied to income statement accounts. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------


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

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The number of shares used in computing diluted earnings per share for the period ended March 31, 2007 and 2006 was 36,719,560, which included 691,945 weighted average number of convertible preferred stock, and 31,420,375, which included 1,152,500 weighted average number of convertible preferred stock, respectively. The number of shares used in computing basic earnings per share for the periods ended March 31, 2007 and 2006 was 36,027,615 and 30,267,875, respectively. Basic and Diluted loss per share for the period ended March 31, 2007 amounted to $0.002. Basic and Diluted earnings per share for the period ended March 31, 2006 amounted to $0.006

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

      o Interest expense paid amounted to $797,452 and $77,789 for the periods ended March 31, 2007 and 2006, respectively.

      o No Income taxes was paid for the three months ended March 31, 2007 and 2006.

Non-cash investing and financing activities

      o During the first quarter of 2007, the Company converted 512,500 shares of preferred stock to 753,572 shares of common stock.

Note 4 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts was $999,045 at March 31, 2007.

As of March 31, 2007, accounts receivable consisted of the following:

Accounts receivable                                                $  6,529,407
Allowance for doubtful accounts                                        (999,045)
                                                                   ------------
Accounts receivable, net                                           $  5,530,362
                                                                   ============

Note 5 - INVENTORIES

Inventories consisted of the following at March 31, 2007:

Raw materials                                                      $  2,457,913
Refinery material                                                     1,680,549
Packaging supplies                                                      385,472
Sundry supplies                                                           9,145
Work in process                                                         498,348
Finished goods                                                        2,909,606
                                                                   ------------
   Total inventories                                               $  7,941,033
                                                                   ============

Note 6 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of March 31, 2007:

Plant                                                              $  9,542,313
Office equipment                                                        229,414
Machinery                                                             8,999,768
Automobiles                                                             365,925
Construction in progress                                                 10,282
                                                                   ------------
Total plant and equipment                                            19,147,702
Less: accumulated depreciation                                        6,944,842
                                                                   ------------
Plant and equipment, net                                           $ 12,202,860
                                                                   ============

Depreciation expense for the periods ended March 31, 2007 and 2006 was $224,418 and $211,835 respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Note 7- OTHER ASSETS

Intangible Assets

Intangible assets at March 31, 2007 included land use rights and drug patents, and consist of the following:

Land use rights:
   Erye                                                            $  5,719,058
   Less: Accumulated amortization                                      (436,139)
                                                                   ------------
                                                                      5,282,919

   Enshi                                                              5,572,497
   Less: Accumulated amortization                                      (423,405)
                                                                   ------------
                                                                      5,149,092

   Prepayment on land - Erye                                          1,165,500

Patents:
   Approved drugs                                                     1,535,755
   Less: Accumulated amortization                                      (498,971)
                                                                   ------------
                                                                      1,036,784

                                                                   ------------
Total intangible assets, net                                       $ 12,634,295
                                                                   ============

Amortization expense for the periods ended March 31, 2007 and 2006 was $45,382 and $24,430, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks as of March 31, 2007:

Depositor                 Name of Bank                                Amount
---------                 ------------                             ------------

Erye        Hua Xia Bank, Suzhou                                   $    606,301
            Industrial and Commercial Bank, Suzhou                      423,465
                                                                   ------------
Total                                                              $  1,029,766
                                                                   ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of March 31, 2007, the total amount of the long term notes receivable was $753,563. 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and well financial conditions of the counter parties.

Note 8- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiary               Amount         Due from        Term         Manner of settlement
----------------------   ------------   -------------   ----------   ----------------------
                                        Liao Ning Xie
                                        He, former
                                        owner's
Enshi                    $     53,763   company         Short term   To be received in cash
Erye                           38,456   Hainan Kaiye    Short term   To be received in cash
                         ------------
Total - March 31, 2007   $     92,219
                         ============

Other Receivables - Related Parties

Subsidiary               Amount         Due from        Term         Manner of settlement
----------------------   ------------   -------------   ----------   ----------------------
                                        Advance to
CBC                      $      3,360   shareholders    Short term   To be received in cash
Erye                        1,002,330   Hainan Kaiye    Short term   To be received in cash
Erye                        1,036,000   Erye Trading    Short term   To be received in cash
Enshi                          86,764   Li Xiao Bo      Short term   To be received in cash
CBH                           500,000   Li Xiao Bo      Short term   To be received in cash
                         ------------
Total - March 31, 2007   $  2,628,454
                         ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Loan to Shareholder

Subsidiaries    Amount        Due from       Term         Manner of settlement
-------------   -----------   ------------   ----------   ----------------------
                              Keyuan's
Keyuan          $    42,143   shareholder    Short term   To be received in cash

Short-Term Loan - Related Parties

Subsidiaries    Amount        Due to         Term         Manner of settlement
-------------   -----------   ------------   ----------   ----------------------
Enshi           $   388,500   Erye Trading   Short term   To be paid in cash


The Company guaranteed the loan using the Company's 51% ownership interest in Erye as security. This loan matured in August 2006. As of March 31, 2007, The loan was not paid back according to the original terms. The Company is in the process negotiating for an extension or renewal with related parties.


Other Payables - Related Parties

Subsidiaries          Amount          Due to             Term         Manner of settlement
-------------------   -------------   ----------------   ----------   ----------------------
Enshi                 $     560,735   Liao Ning Xie He   Short term   To be paid in cash
Enshi                        86,765   Li Xiao Bo         Short term   To be paid in cash
Erye                      1,523,143   Hainan Kaiye       Short term   To be paid in cash
Erye                        609,009   Erye Trading       Short term   To be paid in cash
CBH                          43,961   Shareholder        Short term   To be paid in cash
                      -------------
Total-March 31,2007   $   2,823,613
                      =============

In April 2007, the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Li Xiao Bo have been paid off.



Long Term Other Receivables - Related Parties

Subsidiary            Amount          Due from           Term         Manner of settlement
-------------------   -------------   ----------------   ----------   ----------------------
CBH                   $     620,000   Hengyi             Long term    To be received in cash

Note 9 - NOTES PAYABLE

The Company's subsidiary Erye has $2,434,600 notes payable to Erye's vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

Note 10 - MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye. The Company's wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan. There is no minority interest in Enshi since the Company owns 100% of Enshi.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

                                        Ownership                   Minority
              Equity of the                in                     Interest in
              Subsidiaries            Subsidiaries               Subsidiaries
                 as of         --------------------------   ------------------------
Subsidiary    March 31, 2007   Percentage       Amount      Percentage     Amount
----------   ---------------   ----------   -------------   ----------   -----------
Erye         $     9,190,551           51%  $   4,687,179           49%  $ 4,503,372
Keyuan               708,222           90%        637,400           10%       70,822
Enshi             14,575,745          100%     14,575,745            0%           --
             ---------------                -------------                -----------
Total        $    24,474,518                $  19,900,324                $ 4,574,194
             ===============                =============                ===========

Note 11- STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less then 10% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following list the provision of statutory reserves contributed as of March 31, 2007.

   Year            Amount
   -----        ------------

   2004         $     60,750
   2005              383,873
   2006            2,080,032
   2007               81,785
                ------------
   Total        $  2,606,440
                ============

Note 12 - INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. For 2005, of the Company's subsidiaries, Keyuan and Enshi were exempt from CIT, while Erye was subject to a 33% income tax rate for the year of 2005. Erye was granted income tax exemption for two years commencing from January 1, 2006.

The Company's income tax expense for the periods ended March 31, 2007 and 2006 was $9,606 and $0, respectively.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

The Company's subsidiaries operate in China. According to the Chinese Joint Venture Business Law, these subsidiaries have been registered and incorporated with the status of Sino-foreign joint venture companies and are subject to a two year tax exemption and a three year 50% reduction in income tax rates preference treatment, which generally commences from the first year of establishing a joint venture or the approval date of the income tax preference application.

The  following  list  depicts  the  tax  preference   rate   applicable  to  the
subsidiaries and the applicable years:

                                Income Tax 5 year preference Period and Tax Rate
                                Full Exemption Period     Half-Reduction Period
                                ---------------------     ----------------------
Subsidiaries                     Period      Tax Rate      Period      Tax Rate
---------------                 ---------   ---------     ---------   ----------
Nanjing Keyuan                  2005-2006     0.00%       2007          16.50%
Suzhou Erye                     2006-2007     0.00%       2008-2010     12.00%
Shengyang Enshi                 2004-2005     0.00%       2006-2007     15.00%

After the income tax preference period expired, a 25% income tax rate is applicable.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                                  March 31,
                                                                2007     2006
                                                              -------   -------
U.S. Statutory rate                                              34.0%     34.0%
Foreign income not recognized in USA                            (34.0)    (34.0)
China income taxes                                               33.0      33.0
Income tax exempted                                             (33.0)    (33.0)
                                                              -------   -------
Total provision for income taxes                                   --%       --%
                                                              =======   =======

The estimated tax savings due to the reduced tax rate for the periods ended March 31, 2007 and 2006 amounted to $244,168 and $64,017, respectively. The net effect on earnings (loss) per share if the income tax had been applied would decrease (increase) earnings (loss) per share for March 31, 2007 and 2006 by ($0.004) and $0.008, respectively.

Business Tax

The Company is subject to Business Tax, which is charged on the selling price of applicable product and service at a general rate of 5% in accordance with the tax law applicable. Keyuan is exempt from business tax according to local applicable favorable tax policy.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------



Value Added Tax ("VAT")

In accordance with the relevant taxation laws in China, the VAT rate for domestic sales is 17% and 0% for export sales on the invoiced value of sales and is payable by the purchaser. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $1,313,308 and $970,503 for the period ended March 31, 2007 and $1,134,417 and $888,164 for the period ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 13 - SHORT TERM LOANS

Loan from RimAsia

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Note 15, Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of March 31, 2007, the balance of the long-term debt was $11,500,000.

After a review of the covenants in connection with the above-mentioned loan, the Company determined that it is likely in violation of certain of the covenants. Therefore, In accordance with the US GAAP, the $11.5 million loan is fully classified as a current liability.

Short Term Bank Loans

The Company has a total amount of $5,503,750 in short term loans from five different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 6.3%. Among those short term bank loans, $1,618,750 was collateralized by the land use right of Erye, $1,061,900 was collateralized by the land use right and buildings of Enshi, $1,295,000 was collateralized by Enshi's prior shareholder, Li Xiaobo's personal assets, and $906,500 was collateralized by buildings of a third party.

Interest expense for quarters ended March 31, 2007 and 2006 was $368,113 and $67,181 respectively.

Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the quarters ended March 31, 2007 and 2006, the Company recognized rent expense of $17,065 and $6,738, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

As of March 31, 2007, the Company has outstanding commitments in respect to non-cancelable operating leases, which fall due as follows:

                            Amount
                        --------------
            2007        $       96,642
            2008                56,783
            2009                35,870
            2010                39,000
         Thereafter                 --
                        --------------
                        $      228,295
                        ==============

Legal proceedings

The Company has commenced action to freeze up to $10 million assets of Mr. Li Xiaobo, the former shareholder and management of Enshi, for breach of representations and warranties as contained in the acquisition agreements. Additionally, the Company reserves the right to seek further damages from the former shareholder.

Note 15 - BUSINESS COMBINATIONS

Enshi Acquisition

On May 16, 2006, we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). The Company paid $14.7 million to acquire 100% interest in both RACP and Enshi. Consideration included $12 million cash and $2.7 million in warrants. We applied the Black-Scholes model method to determine the value of the warrants.

We determined the fair value of the acquired assets of Enshi based on an independent appraisal. The fair value of Enshi's net assets was in accordance with the independent appraisal of $16.7 million. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Enshi's fixed assets and intangible assets that would have been assigned to those assets.

Under the terms of the purchase agreement, the Company placed $625 thousand of the purchase price in escrow to cover certain contingencies including collection of receivables on the date of purchase. In October 2006, because those conditions were not met, the escrowed funds are being returned to the Company, and therefore the purchase price was reduced, pursuant to FAS 141, Business Combinations, paragraph 27. As of March 31, 2007, the Company was still in the process of collecting the escrowed funds through legal action.

In March 2007, management determined that approximately $2.6 million of trade receivables purchased are likely non-existent and therefore had no fair value on the date of acquisition. (See Note 14 for discussion of legal action pursued against the former owner and manager of Enshi.) Consistent with SFAS No. 141, the Company is allowed an allocation period not to exceed one year to re-allocate its purchase price to the "fair value of the net assets acquired on the purchase date" based on facts available today. Accordingly, $2.6 million of the purchase price originally allocated to receivables have been re-allocated to buildings and land use rights.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Assets acquired and debts assumed are listed below:

                                         Original Allocated      Re-allocated
                 Item                        Fair Value           Fair Value
--------------------------------------   ------------------   -----------------
Current assets                           $        6,840,881   $       4,220,081
Property, plant, and equipment                    7,188,912           8,340,664
Intangible assets                                 5,253,973           6,098,021
                                         ------------------   -----------------
Total assets                                     19,283,766          18,658,766
                                         ------------------   -----------------

Total liabilities                                 4,593,766           4,593,766
                                         ------------------   -----------------

Net assets                               $       14,690,000   $      14,065,000
                                         ==================   =================

Pro Forma

The following unaudited pro forma condensed income statement for the quarter ended March 31, 2006 was prepared under Generally Accepted Accounting Principles as if the acquisition of Enshi had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

                                    Amount
                                --------------
Sales                           $      946,423
Cost of Goods Sold                     629,733
                                --------------
Gross Profit                           316,690
Operating Expenses                     317,532
Income Tax                                  --
                                --------------
Net Loss                        $         (842)
                                ==============

Discontinued Operation - Suzhou Hengyi

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi of 1,200,000 shares of the Company's common stock and $620,000 in cash, which will be returned to the Company in three installments by March 2008.

As of March 31, 2007, the 1,200,000 shares of common stock were returned and cancelled. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi will cease to be a subsidiary of the Company.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

All the parties to the rescission agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two companies. The Company recognized income on discontinued operation, net of tax effect, of $42,716, for the quarter ended March 31, 2006. The prior period results of operations and cash flows for Hengyi have been reported within discontinued operations in the accompanying statements.

Note 16 - SHAREHOLDERS' EQUITY

Private placement closed on December 31, 2004 (the "Notes Private Placement")

In January 2005, we raised gross proceeds of $500,000 through the sales of promissory notes, pursuant to a subscription agreement (referred to as the Notes Subscription Agreement), which we entered into with twenty (20) accredited investors (referred to as the Notes Subscribers. Pursuant to the Notes Subscription Agreement, the Notes Subscribers received convertible notes ("Notes" or "Convertible Notes") for a total aggregate amount of $500,000 with a maturity date of 180 days from the Notes issuance (the "Maturity"), bearing an interest rate on the principal balance of the Notes of 7% per annum payable at Maturity or upon satisfaction or discharge of the Note.

Each note holder has the right to convert all, but not less than all, of the Notes into shares of our common stock (each a "Share") at one dollar per share. In September 2005, the Notes Subscribers extended the maturity date of the Notes until December 31, 2005. All of the Notes were either converted into shares or redeemed.

In addition, as an inducement for the Notes Subscribers to extend the maturity date, the Company has issued 42,500 additional shares to these Notes Holders who agreed to grant the extension as described above. Management determined the warrants had no value.

Upon the execution of the Notes Subscription Agreement, we also issued to the Notes Subscribers one (1) warrant for every one (1) Share that the convertible notes can convert into under the Notes Subscription Agreement (the "Note Warrants"). The exercise price of the majority of Note Warrants is $1.50 per share. Pursuant to the Note Warrants, the Notes Subscribers are entitled to purchase an aggregate amount of 341,657 shares. The Note Warrants may be exercised only in full. The Note Warrants will expire three (3) years from issuance date of the Note Warrants. Management determined the warrants had no value.

WestPark Capital Inc. ("WestPark") acted as our placement agent in the private placement described above. In consideration of WestPark's services, the Company issued to WestPark or its designees 65,000 shares in consideration of its service as our private placement agent and 26,666 warrants representing the right to purchase up to 26,666 shares under the same terms as described in the preceding paragraph. Management determined the warrants had no value.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

Private placement closed in June, 2005 (the "Initial Preferred A Private Placement")

In June 2005, the Company entered into a June subscription agreement, referred to as the Initial Preferred A Subscription Agreement, with each of twenty eight
(28) accredited investors, to which we collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price $1.00 per share convertible at a ratio of 1:1 into shares.

Upon the execution of the Initial Preferred A Subscription Agreements, the Company also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements ("Initial Preferred A Warrants"). The exercise price of the Initial Preferred A Warrants is $2.00 per Share. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issuance date of the Initial Preferred A Warrants. Management determined the warrants had no value.

WestPark acted as placement agent in the private placement described above. In consideration of WestPark's services, the Company issued to WestPark or its designees 76,500 shares of common stock in consideration of its service as our private placement agent and 76,500 Initial Preferred A Warrants representing the right to purchase up to 76,500 shares under the same terms as described in the preceding paragraph. Management determined the warrants had no value.

Private placement closed on October 19, 2005 (the "Subsequent Preferred A Private Placement")

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

On October 19, 2005, the Company entered into a subscription agreement, referred to as the Subsequent Preferred A Subscription Agreement (together with the Initial Preferred A Subscription Agreement, the "Preferred A Subscription Agreement"), with each of three (3) accredited investors, to which the Company collectively refers to as the Subsequent Preferred A Subscribers (together with the Initial Preferred A Subscribers, the "Preferred A Subscribers"). Pursuant to the Subsequent Preferred A Subscription Agreement, the Subsequent Preferred A Subscribers received 62,500 shares of our Series A Convertible Preferred Stock.

Upon the execution of the Subsequent Preferred A Subscription Agreement, we also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one
(1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement ("Subsequent Preferred A Warrants", and together with the Initial Preferred A Warrants, the "Preferred A Warrants"). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate amount of 62,500 shares. Management determined the warrants had no value.

WestPark acted as placement agent in the private placement described above. In consideration of WestPark's services, the Company issued to WestPark or its designees 5,625 common stock in consideration of its service as our private placement agent and 5,625 warrants representing the right to purchase up to 5,625 shares of our common stock under the same terms as described in the preceding paragraph.

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

Issuance of Shares/Warrants for Services

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

During 2005, the Company engaged with Consulting For Strategic Growth 1, Ltd. for six months ending May 14, 2006. The terms of the agreement were for the consultant to receive cash payment of $4,000 plus value at $2,500 common stocks and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. In December 2005, the Company reengaged this company for a period of six months and the terms of the agreement are for the consultant to receive a cash payment of $4,000 plus common stock valued at $2,500 and 10,000 three year warrants to purchase common stock at $0.50 per share, each month during the agreement. The shares of common stock were issued to the consultant in 2006.

On April 1, 2005, the Company entered into an advisory agreement with Robin Smith as the Chairman of the Company's Advisory Board for a period of one year. The terms of the agreement were for Ms. Smith to receive 60,000 shares of unregistered common stock plus three year warrants to purchase 35,000 shares of common stock of the Company at an exercise price equal to $2.00. The shares of common stock were issued to Ms. Smith in 2005.

On April 1, 2005, the Company engaged a consultant for a period of seven months ending October 31, 2005. The terms of the agreement are for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company. On December 20, 2005, the Company reengaged this consultant for a period ending December 31, 2006 and the terms of the agreement were for the consultant to receive a cash payment of $50,000 plus 50,000 shares of common stock of the Company. During the year of 2006, total number of shares issued for services was 99,805, valued at a total amount of $57,500.

Private placement closed in February 2, 2006 (the "Initial Common Stock Private Placement")

On February 2, 2006, the Company entered into a securities purchase agreement, referred to as the Initial Common Stock Securities Purchase Agreement, with GCE Property Holdings, Inc. ("GCE"), referred to as the Initial Common Stock Purchaser. Pursuant to the Initial Common Stock Securities Purchase Agreement, the Company issued one million (1,000,000) shares of our common stock to the Initial Common Stock Purchaser at $1.00 per share.

Upon the execution of the Initial Common Stock Securities Purchase Agreement, we also issued to the Initial Common Stock Purchaser one million (1,000,000) warrant with an exercise price of $1.25 per share of common stock ("Initial Common Stock Warrants"). The Initial Common Stock Warrants will expire four (4) years from the date of the issuance.

Under the Initial Common Stock Securities Purchase Agreement, The Company has agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.00 per share and not issue any warrants or securities that are exercisable into shares at a price lower than $1.25 per share.

Pursuant to the Initial Common Stock Securities Purchase Agreement, the Initial Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in the twelve (12) months the effective date of the registration statement..

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                    Unaudited

--------------------------------------------------------------------------------

The Company agreed to file a registration statement with the SEC covering the shares and shares underlying the Warrants, within 65 days from this closing and obtain effectiveness of such registration statement within 170 days from closing. The SB-2 registration statement was filed timely and became effective on May 11, 2006. Therefore, no penalties were incurred.

Private placement closed on March 10, 2006 (the "Subsequent Common Stock Private Placement")

On March 10, 2006, the Company entered into a securities purchase agreement, referred to as the Subsequent Common Stock Securities Purchase Agreement, with various investors, referred to as the Subsequent Common Stock Purchaser. Pursuant to the Subsequent Common Stock Securities Purchase Agreement, we issued 6,831,863 shares to the Subsequent Common Stock Purchaser at $1.01 per share.

Upon the execution of the Subsequent Common Stock Securities Purchase Agreement, the Company also issued to the Subsequent Common Stock Purchaser 6,831,684 warrants with an exercise price of $1.26 per share of common stock ("Subsequent Common Stock Warrants"). The Subsequent Common Stock Warrants will expire four
(4) years from the date of the issuance.

Under the Subsequent Common Stock Securities Purchase Agreement, The Company agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.01 per share and not to issue any warrants or securities that are exercisable into shares at a price lower than $1.26 per share.

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

In connection with the Enshi acquisition described in Note 15 - Business acquisition, 12,000,000 warrants were issued to RimAsia in June 2006. The warrants have an exercise price of $1.375 and an expiration date of June 30, 2009, three years from the issuance date.

Note 17 - Subsequent Event

In April 2007, the Company lost an action to offset claims against Mr. Li against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Li Xiao Bo, which are included in Note 8 as other payables - related parties.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $999,045 at March 31, 2007 from $911,064 at December 31, 2006.This increase represents 1.17% of total revenues and is mainly resulted from increase in the aged balances due to the slower collection during the Chinese holiday season in February and March. As of March 31, 2007, accounts receivable, net of allowance for doubtful accounts, amounted to $5,530,362. The days sales outstanding were 78 days for three months ended March 31, 2007, compared to 71 days for the same period in 2006. The increase in the collection period was mainly resulted from the slow collection of AR from Keyuan's customers due to the enhanced government regulations on R&D activities. Also, in 2007, we approved to extend payment term for several major customers, which slightly slowed down the collection of accounts receivable.

The following table provides the roll forward of the allowance of doubtful accounts:

     Allowance for doubtful accounts

     As of December 31, 2006                                       $911,064
     Provision for the three month period ended
     March, 2007                                                     87,981
                                                                   --------

     As of March 31, 2007                                          $999,045
                                                                   ========


The following list the aging of our accounts receivable as of March 31, 2007:

                        3 months            6 months           9 months       Over 9 months          Over 1 year
     Total          Amount      %        Amount     %      Amount      %     Amount       %        Amount     %
----------------  ---------  ------    ---------  ------  --------   -----  ---------   ------    --------  ------
  $6,529,407      2,474,668  37.90%    1,007,930  15.44%  628,318    9.62%  1,371,887   21.01%    1,046,604 16.03%


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

     We acquired Enshi on June 6, 2006; therefore, operating results of Enshi for the three months ended March 31, 2007 are not reflected in this quarter report. On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Therefore, the results of Hengyi's operations and cash flows for the three months ended March 31, 2006 were reported as discontinued operations in the consolidated financial statements.

     The Enshi acquisition has created a drag on the Company's overall operation results and expansion plan due to Enshi below-expectation results and the associated large acquisition financing loan. The Company has moved aggressively to stabilize Enshi operations. Other than Enshi, the other main manufacturing unit, Erye has delivered an impressive growth of more than 30% in net income, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. The recent reshuffle of top management in inviting Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng, to play a more active role in the Company's management is expected to improve the overall operaions of the Company giving play to their industrial and manufacturing and marketing expertise.

REVENUE.

     Revenue for the three months ended March 31, 2007 was $7,532,122 while the revenue for the three months ended March 31, 2006 was $5,549,923, representing an approximately 36% increase. The result for the quarter ended March 31, 2007 include the revenue generated by Enshi which was not yet a part of the Company during the first quarter of 2006.

COST OF GOODS SOLD

     Cost of goods sold for the three months ended March 31, 2007 was $5,523,280 as compared to $4,116,154 for the three months ended March 31, 2006. Cost of goods sold as a percentage of sales revenues was approximately 73% for the three months ended March 31, 2007 as compared to approximately 74% for the three months ended March 31, 2006. The result for the quarter ended March 31, 2007 include the cost of goods sold generated by Enshi which was not yet a part of the Company during the first quarter of 2006.

GROSS PROFIT.

     Gross profit in the three months ended March 31, 2007 amounted at $2,008,842, as compared to $1,433,769 for the three months ended March 31, 2006, representing approximately 40% increase. The gross profit margin for the three months ended March 31, 2007 was 27% as compared to approximately 26% for the three months ended March 31, 2006. Erye's higher gross margins contributed mainly to the Company's increase in the quarter.

OPERATING EXPENSES

     Operating expenses for the three months ended March 31, 2007 was $1,368,478 as compared to $972,047 for the three months ended March 31, 2006, representing 41% increase. Higher operational expenses at Erye, as well as higher professional service fees incurred at the parent company, many of which were one time transactional expenses, were the main contributors to this increase.

RESEARCH AND DEVELOPMENT

     Research and development costs for the three months ended March 31 ,2007 was $43,163 as compared to $258,075 for the three months ended March 31, 2006, representing a 83% decrease. This decrease was primarily attributable to a slowing of research and development activity as the Chinese SFDA drastically reduced its level of regulatory approval activity. This change at the Chinese SFDA occurred because of wide-ranging scandals leading to the departure of many high and mid-level SFDA officials.

INCOME FROM OPERATIONS

     Income from operations in the three months ended March 31, 2007 amounted at $640,364, as compared to $461,722 for the three months ended March 31, 2006, representing approximately 39% increase. The increase is mainly due to the significant increase in Erye's strong performance and its operating income.

NET INCOME

     Net loss for the three months ended March 31, 2007 was $88,268 as compared to net income of $193,992 for the three months ended March 31, 2006, representing 146% decrease. Much of the loss is attributable to higher payment and accrued interest expenses as a result of the acquisition financing loan due to RimAsia for the Enshi acquisition.


INTEREST EXPENSE

     Interest expense for the three months ended March 31, 2007 was $368,113 as compared to $46,742 for the three months ended March 31, 2006, representing 688% increase. This significant increase mainly attributed to the large interest payment on RimAsia's acquisition loan for the Enshi acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2007, net cash used in operating activities was $366,337, net cash provided by investing activities was $53,404, net cash used in financing activities was $126,443. For the three months ended March 31, 2006, net cash provided by operating activities was $448,629, net cash used in investing activities was $41,768, net cash provided in financing activities was $6,680,472.

     Cash and cash equivalents as of March 31, 2007 was $2,484,059. This is a unique period for merger and acquisition in China. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on April 30, 2006 and this registration statement has became effective on May 11, 2006.

     Due to the Enshi acquisition financing, the Company is servicing a loan of $11,500,000 in connection with the acquisition of RACP Pharmaceuticals as presented in Note 15 of our notes to consolidated financial statements, Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of March 31, 2007, the balance of the long-term debt was $11,500,000.

     After a review of the covenants in connection with the above-mentioned loan, the Company determined that it may be in violation of certain of the covenants due to the situation at Enshi. Therefore, the $11.5 million loan is fully classified as a current liability.

     We are in a process of discussion and negotiation with RimAsia, the lender of the Enshi acquisition loan, for a workout package for the $11.5 million Enshi acquisition loan in view of the performance of Enshi.

     In addition, the board of directors has approved a loan of RMB4,000,000 from Erye and Erye affiliate to finance the operations of Enshi using the Company's 51% ownership interest as collateral. Erye's assitance and expertise are instrumental in improving the performance of Enshi.

     Going forward, our primary requirements for cash consist of: (1) Stabilize and streamline the Enshi operation;(2) acquisition of additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (3) Continued R&D for more selected new drug projects (4) build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operation activities other than acquisition activities for next three months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

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

     Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. As of March 31, 2007, the value of the Renminbi to the U.S. dollar was translated at 7.73 RMB to $1.00 USD.

ITEM 3. CONTROL AND PROCEDURES

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

     Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo the formershareholder of Enshi for breach of representations and warranties and frozen approximately $7,000,000 worth of assets. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for such serious breach of representations and warranties and will make appropriate disclsoures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Li Xiao Bo. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

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


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ Chris Peng Mao
                                     -------------------------------------------
                                     Name:  Chris Peng Mao
                                     Title: Chief Executive Officer
                                     Date: May 15, 2007


                                     By: /s/ HUNAG Chentai
                                     -------------------------------------------
                                     Name:  HUANG Chentai
                                     Title: Chief Financial Officer
                                     Date: May 15, 2007