Form 10QSB
period 2007-06-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2007-08-14
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Period ended June 30, 2007 or

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to __________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

            Delaware                                     13-2949462
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   No. 859, Pan Xu Road
   Suzhou, Jiangsu Province
   China                                                   215000
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (86) 512 6855 0568

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

Title of Each Class of                              Number of Shares Outstanding
Equity Securities                                   as of August 14, 2007
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                         36,340,312

Transitional Small Business Disclosure Format:  Yes:  |_|    No:  |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                               1

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         33

  ITEM 3.  CONTROL AND PROCEDURES                                            40

PART II -  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                 41

  ITEM 5.  OTHER INFORMATION                                                 41

  ITEM 6.  EXHIBITS                                                          42

      References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007

                                   ASSETS

                                                                                       June 30,
                                                                                         2007
                                                                                     ------------
CURRENT ASSETS:                                                                       Unaudited
                                                                                     ------------
    Cash                                                                             $  1,230,258
    Accounts receivable, trade, net of allowance for doubtful accounts of $934,516      6,860,309
    Accounts receivable, related parties                                                  259,347
    Other receivables                                                                   2,614,674
    Other receivables - related parties                                                 3,123,894
    Advances to suppliers                                                                 244,161
    Prepaid expenses                                                                       48,257
    Inventories                                                                         7,605,936
    Loan to shareholders                                                                   42,794
                                                                                     ------------
       Total current assets                                                            22,029,630
                                                                                     ------------

PLANT AND EQUIPMENT, net                                                               12,278,966
                                                                                     ------------
OTHER ASSETS:
    Intangible asset, net                                                              12,702,943
    Long term notes receivable                                                            657,797
    Long term other receivables - related parties                                         554,344
    Restricted cash                                                                       840,285
    Other assets                                                                          989,624
                                                                                     ------------
       Total other assets                                                              15,744,993
                                                                                     ------------

         Total assets                                                                $ 50,053,589
                                                                                     ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $  5,427,225
    Short-term loans                                                                    5,588,750
    Long term debt - current maturities                                                11,500,000
    Other payables                                                                        104,896
    Other payables - related parties                                                    1,514,292
    Customer deposits                                                                   1,845,349
    Notes payable                                                                       2,406,450
    Taxes payable                                                                       1,308,375
    Other accrued liabilities                                                           1,403,995
                                                                                     ------------
       Total current liabilities                                                       31,099,332
                                                                                     ------------
LONG TERM LIABILITIES:
    Other long term liabilities                                                           164,848
                                                                                     ------------
       Total liabilities                                                               31,264,180
                                                                                     ------------
COMMITMENTS AND CONTINGENCIES                                                                  --
                                                                                     ------------
MINORITY INTEREST                                                                       5,420,442
                                                                                     ------------
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       417,500 shares Issued and outstanding                                                4,175
    Common stock, $0.01 par value, 200,000,000 shares authorized;
       36,465,312  shares issued and outstanding                                          364,654
    Paid-in capital                                                                    13,093,750
    Capital receivable                                                                   (252,471)
    Deferred compensation                                                                 (46,125)
    Statutory reserves                                                                  2,754,547
    Retained earnings (deficit)                                                        (3,771,410)
    Accumulated other comprehensive income                                              1,221,847
                                                                                     ------------
       Total shareholders' equity                                                      13,368,967
                                                                                     ------------

         Total liabilities and shareholders' equity                                  $ 50,053,589
                                                                                     ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                           Three months ended June 30,      Six months ended June 30,
                                                               2007            2006            2007            2006
                                                           ------------    ------------    ------------    ------------
                                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                           ------------    ------------    ------------    ------------
                                                                             Restated                        Restated
                                                                           ------------                    ------------
REVENUES                                                   $  8,891,559    $  6,965,818    $ 16,423,681    $ 12,515,741

COST OF GOODS SOLD                                            6,656,183       5,077,169      12,179,463       9,193,323
                                                           ------------    ------------    ------------    ------------

GROSS PROFIT                                                  2,235,376       1,888,649       4,244,218       3,322,418
                                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES
     Research and development                                    66,748         240,747         109,911         498,822
     Selling, general and administrative                      1,519,246         788,133       2,844,561       1,502,105
                                                           ------------    ------------    ------------    ------------
        Total Operating Expenses                              1,585,994       1,028,880       2,954,472       2,000,927
                                                           ------------    ------------    ------------    ------------

INCOME  FROM OPERATIONS                                         649,382         859,769       1,289,746       1,321,491
                                                           ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income (expense), net                            (314,481)       (138,091)       (677,838)       (184,833)
     Other income (expense),net                                 217,597         195,139         214,923         177,733
                                                           ------------    ------------    ------------    ------------
        Total Other Income (expense), net                       (96,884)         57,048        (462,915)         (7,100)
                                                           ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                552,498         916,817         826,831       1,314,391

PROVISION FOR INCOME TAXES                                       16,015          59,530          25,621          59,530
                                                           ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                                 536,483         857,287         801,210       1,254,861

MINORITY INTEREST                                               565,772         412,970         918,767         659,268
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (29,289)        444,317        (117,557)        595,593

LOSS FROM DISCONTINUED OPERATIONS, net of tax                        --         (53,717)             --         (11,001)
                                                           ------------    ------------    ------------    ------------

NET  (LOSS) INCOME                                              (29,289)        390,600        (117,557)        584,592
OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment                    319,364         394,168         354,318         512,135
                                                           ------------    ------------    ------------    ------------

COMPREHENSIVE (LOSS) INCOME                                $    290,075    $    784,768    $    236,761    $  1,096,727
                                                           ============    ============    ============    ============
INCOME (LOSS) PER SHARE OF COMMON STOCK
BASIC
     CONTINUING OPERATIONS                                 $     (0.001)   $      0.013    $     (0.003)   $      0.018
     DISCONTINUED OPERATIONS                                         --          (0.002)             --              --
                                                           ------------    ------------    ------------    ------------
     Total-Basic                                           $     (0.001)   $      0.011    $     (0.003)   $      0.018
                                                           ============    ============    ============    ============
DILUTED
     CONTINUING OPERATIONS                                 $     (0.001)   $      0.013    $     (0.003)   $      0.017
     DISCONTINUED OPERATIONS                                         --          (0.002)             --              --
                                                           ------------    ------------    ------------    ------------
     Total-diluted                                         $     (0.001)   $      0.011    $     (0.003)   $      0.017
                                                           ============    ============    ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC       36,402,125      33,662,770      36,217,286      33,662,770
                                                           ============    ============    ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED     36,819,625      34,592,770      36,743,626      34,592,770
                                                           ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                  Preferred  Stock              Common Stock
                                                            ---------------------------   ---------------------------   Paid-in
                                                               Shares       Par Value        Shares       Par Value      Capital
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, December 31, 2005                                    1,152,500   $     11,525     28,616,716   $    286,167  $  3,572,207

    Common shares issued for cash                                                            7,831,863         78,319     6,845,090
    Common shares issued for services                                                           50,000            500         4,500
    Common shares issued for note conversion                                                   399,820          3,998       421,002
    Common shares issued for preferred stock conversion         (312,500)        (3,125)       443,277          4,433        (1,308)
    Preferred shares issued                                       90,000            900                                      89,100
    Assumed warrants to issue common stock                                                                                2,640,000
    Net income
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, June 30, 2006, Unaudited, restated                     930,000   $      9,300     37,341,676   $    373,417  $ 13,570,591

    Common shares issued for service                                                            49,805            498        52,002
    Common shares returned from Hengyi due to divestiture                                   (1,200,000)       (12,000)     (520,026
    Deferred compensation
    Common shares cancelled                                                                   (604,741)        (6,047)        6,047
    Preferred stock dividends                                                                                               (48,703
    Net loss
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, December 31, 2006                                      930,000   $      9,300     35,586,740   $    355,868  $ 13,059,911

    Common shares issued for preferred stock conversion         (512,500)        (5,125)       753,572          7,536        (2,411)
    Common shares issued for service                                                           125,000          1,250        36,250
    Net loss
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, June 30, 2007,Unaudited                                417,500   $      4,175     36,465,312   $    364,654  $ 13,093,750
                                                            ============   ============   ============   ============  ============


                                                                                              Retained Earnings
                                                                                         ----------------------------
                                                               Capital      Deferred                       Statutory
                                                              Receivable   Compensation  Unrestricted      Reserves
                                                              -----------  ------------  ------------    ------------
 BALANCE, December 31, 2005                                   $ (252,471)   $ (24,000)   $  1,074,584    $    444,623

    Common shares issued for cash
    Common shares issued for services
    Common shares issued for note conversion
    Common shares issued for preferred stock conversion
    Preferred shares issued
    Assumed warrants to issue common stock
    Net income                                                                                584,592
    Statutory reserves                                                                     (2,028,121)      2,028,121
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, June 30, 2006, Unaudited, restated                  $ (252,471)   $ (24,000)   $   (368,945)   $  2,472,744

    Common shares issued for service
    Common shares returned from Hengyi due to divestiture
    Deferred compensation                                                       6,000
    Common shares cancelled
    Preferred stock dividends
    Net loss                                                                               (3,003,105)
    Statutory reserves                                                                        (51,911)         51,911
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, December 31, 2006                                   $ (252,471)   $ (18,000)   $ (3,423,961)   $  2,524,655

    Common shares issued for preferred stock conversion
    Common shares issued for service                                          (28,125)
    Net loss                                                                                 (117,557)
    Statutory reserves                                                                       (229,892)        229,892
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, June 30, 2007,Unaudited                             $ (252,471)   $ (46,125)   $ (3,771,410)   $  2,754,547
                                                              ==========    =========    ============    ============


                                                                  Other
                                                               Comprehensive
                                                               Income (Loss)     Totals
                                                               -------------  ------------
 BALANCE, December 31, 2005                                    $    156,089   $  5,268,724

    Common shares issued for cash                                                6,923,409
    Common shares issued for services                                                5,000
    Common shares issued for note conversion                                       425,000
    Common shares issued for preferred stock conversion                                 --
    Preferred shares issued                                                         90,000
    Assumed warrants to issue common stock                                       2,640,000
    Net income                                                                     584,592
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                        512,135        512,135
                                                               ------------   ------------
 BALANCE, June 30, 2006, Unaudited, restated                   $    668,224   $ 16,448,860

    Common shares issued for service                                                52,500
    Common shares returned from Hengyi due to divestiture                         (532,026)
    Deferred compensation                                                            6,000
    Common shares cancelled                                                             --
    Preferred stock dividends                                                      (48,703)
    Net loss                                                                    (3,003,105)
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                        199,775        199,775
                                                               ------------   ------------
 BALANCE, December 31, 2006                                    $    867,999   $ 13,123,301

    Common shares issued for preferred stock conversion                                 --
    Common shares issued for service                                                 9,375
    Net loss                                                                      (117,557)
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                        353,848        353,848
                                                               ------------   ------------
 BALANCE, June 30, 2007,Unaudited                              $  1,221,847   $ 13,368,967
                                                               ============   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                                          2007           2006
                                                                                       -----------    -----------
                                                                                        Unaudited      Unaudited
                                                                                       -----------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                                                        Restated
                                                                                                      -----------
    Net (loss) income                                                                  $  (117,557)   $   584,592
    Net income from discontinued operations                                                     --        (11,001)
                                                                                       -----------    -----------
    Net income (loss) from continuing operations                                          (117,557)       595,593
    Adjustments to reconcile net income (loss)  from continuing operations to cash provided by (used in) continuing operating activities:
        Depreciation and amortization                                                      662,048        421,966
        Issuance of common stock for service                                                 9,375             --
        Minority interest                                                                1,284,090        657,311
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable, trade                                                      (1,828,364)      (749,226)
        Accounts receivable, related parties                                              (201,967)       (69,787)
        Note receivable                                                                         --         47,434
        Other receivables and prepayments                                                  104,752     (1,558,357)
        Other receivables - related parties                                             (1,178,997)    (2,021,518)
        Advances to suppliers                                                              120,791         80,415
        Other assets                                                                        78,456             --
        Inventories                                                                       (459,250)      (768,199)
      Increase (decrease) in liabilities:
        Accounts payable                                                                   709,157         10,051
        Accounts payable - related parties                                                      --       (242,061)
        Other payables and accrued liabilities                                             472,051         88,067
        Other payables - related parties                                                (1,290,480)     2,082,352
        Customer deposits                                                                  839,636       (183,762)
        Taxes payable                                                                       31,178        (51,095)
                                                                                       -----------    -----------
           Net cash used in continuing operating activities                               (765,081)    (1,660,816)
                                                                                       -----------    -----------
CASH FLOWS FROM CONTINUING OPERATIONS INVESTING ACTIVITIES:
    Business acquisition-cash paid                                                              --       (500,000)
    Cash acquired from business acquisition                                                     --        415,361
    Purchase of intangible asset                                                                --       (348,936)
    Purchase of equipment                                                                 (103,070)      (106,246)
    Payment to purchsae land use right                                                    (512,095)            --
    Payment paid to ENSHI former shareholder                                                    --       (430,000)
    Dividend paid to ENSHI former shareholder                                                   --       (186,930)
    Payment paid to receivables from related party                                          80,504             --
    Payment to long term loans receivables                                                 173,531        626,326
    Long term other receivables - related parties                                               --     (1,424,806)
                                                                                       -----------    -----------
           Net cash used in continuing operations investing activities                    (361,130)    (1,955,231)
                                                                                       -----------    -----------

CASH FLOWS FROM CONTINUING OPERATIONS FINANCING ACTIVITIES:
    Restricted cash                                                                         76,122        402,352
    Proceeds from issuance of perferred stock                                                   --         90,000
    Proceeds from issuance of common stock                                                      --      7,348,409
    Payments on loans payable                                                              (64,855)    (1,170,860)
    Payments on short-term convertible notes                                                    --       (425,000)
    Payments on long-term debts                                                                 --       (604,376)
    Proceeds from long term debts-related party                                                 --         40,097
    Payments on long term debts - related parties                                         (390,252)            --
                                                                                       -----------    -----------
           Net cash (used in) provided by continuing operations financing activities      (378,985)     5,680,622
                                                                                       -----------    -----------

Net (decrease) increase in cash from continuing operations                              (1,505,196)     2,064,575
                                                                                       -----------    -----------
Cash provided by discontinued operating activities                                              --      1,230,065
Cash used in discontinued operations investing activities                                       --     (1,824,183)
Cash provided by discontinued operations financing activities                                   --        578,237
                                                                                       -----------    -----------
Net cash used in discontinued operations                                                        --        (15,881)
                                                                                       -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                           (223,102)        92,139
                                                                                       -----------    -----------
(DECREASE) INCREASE IN CASH                                                             (1,728,298)     2,140,833

CASH, beginning of period                                                                2,958,556      1,026,606
                                                                                       -----------    -----------

CASH, end of period                                                                    $ 1,230,258    $ 3,167,439
                                                                                       ===========    ===========

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

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

On September 29, 2004, we signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and $1,600,000 to be used for working capital and/or expansion purposes. The cash contribution is to be made in installments. On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi including
1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company. As of June 30, 2007, Hengyi had already fully returned all 1,200,000 shares of the Company's common stock to the Company. Furthermore, the Company anticipates Hengyi will return the $620,000 in cash by March 31, 2008. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company. All the parties to the rescission agreed that the transaction took effect as of July 1, 2006. The detail information of accounting for this transaction is disclosed in Note 16 - Business Combinations.

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

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, we agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest $2 million into Tianyin operations. An additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches $3,000,000. The unaudited numbers are substantially lower than the agreed to targets. We are currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operational control of Tianyin at this time and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction is in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin have not been included in the consolidated financial statements for the period ended June 30, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
On May 16, 2006 we entered into a purchase agreement which became effective at June 5, 2006, under which we acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by us to acquire the 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed in Note 16 - Business Combinations.

The principal activities of the Company, located in Mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines.

Note 2- RESTATEMENT OF FINANCIAL STATEMENT

In March 2007, management determined that approximately $2.6 million of trade receivables purchased in connection with acquisition of Enshi were non-existent and therefore had no fair value on the date of acquisition. Consistent with SFAS No. 141, the Company is allowed an allocation period not to exceed one year to re-allocate its purchase price to the "fair value of the net assets acquired on the purchase date" based on facts available today. Accordingly, $2.6 million of the purchase price originally allocated to receivables have been re-allocated to buildings and land use rights. In addition, the Company increased $625,000 receivable from the escrow funds due to existence of certain contingencies in related to Enshi acquisition. Certain disclosures in notes15 and 16 to the consolidated financial statements are being restated to reflect the correction. As a result, the Company restated it's June and September 2006 interim financial statements. The effects of this restatement are as follows:

In addition, in late 2006 the Company rescinded its acquisition of Suzhou Hengyi. Due to the rescission, Suzhou Hengyi and its 50% owned subsidiary Sintofarm ceased to be subsidiaries of the Company. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the financial statements for all periods presented to reflect Suzhou Hengyi and Sintofarm business as discontinued operations.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Consolidated Balance Sheet

                                                   June 30,        Reclassifications       June 30,
                                                     2006                  and               2006
                                              Previously reported      Adjustments         Restated
                                              -------------------  -----------------     ------------
Account receivables, net                          $ 11,132,994        $ (3,305,280)      $  7,827,714
                                                  ============        ============       ============
Other receivables                                 $  2,690,617        $    625,000       $  3,315,617
                                                  ============        ============       ============
Other receivables, related party                  $    164,894        $    500,000       $    664,894
                                                  ============        ============       ============
Total current asset                               $ 24,785,269        $ (2,180,280)      $ 22,604,989
                                                  ============        ============       ============
Plant and equipment, net                          $ 12,772,244        $  1,155,444       $ 13,927,688
                                                  ============        ============       ============
Intangible asset,net                              $ 12,696,792        $    844,449       $ 13,541,241
                                                  ============        ============       ============
Total Asset                                       $ 53,516,649        $   (180,387)      $ 53,336,262
                                                  ============        ============       ============

Tax payable                                       $  1,312,964        $   (101,412)      $  1,211,552
                                                  ============        ============       ============
Long term debt                                    $ 11,000,000        $    500,000       $ 11,500,000
                                                  ============        ============       ============
Total liabilities                                 $ 31,183,406        $    398,588       $ 31,581,994
                                                  ============        ============       ============
Statutory reserve                                 $  2,529,945        $    (57,201)      $  2,472,744
                                                  ============        ============       ============
Retained earning                                  $    137,820        $   (514,805)      $   (376,985)
                                                  ============        ============       ============
Accumulated other comprehensive                   $    675,193        $     (6,969)      $    668,224
                                                  ============        ============       ============
Total liabilities and shareholder s ' equity      $ 53,516,649        $   (180,387)      $ 53,336,262
                                                  ============        ============       ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------


                                                              For the six months ended June 30, 2006

                                                                           Efffects of
                                                                     ----------------------------
                                                     Previously                         Disc
                                                       reported         Error           Ops           Restated
                                                     ------------    ------------    ------------   ------------
                                                     (Unaudited)                                     (Unaudited)
Revenues                                             $ 16,916,873    $   (672,948)   $ (3,728,184)  $ 12,515,741
COGS                                                   12,680,884              --      (3,487,561)     9,193,323
                                                     ------------    ------------    ------------   ------------
Cross profit                                            4,235,989        (672,948)       (240,623)     3,322,418
Operating expense                                       2,176,675              --        (175,748)     2,000,927
                                                     ------------    ------------    ------------   ------------
Income from operations                                  2,059,314        (672,948)        (64,875)     1,321,491
Other income(expense)                                     (84,933)             --          77,833         (7,100)
                                                     ------------    ------------    ------------   ------------
Income before income tax                                1,974,381        (672,948)         12,958      1,314,391
Provision for income tax                                  160,472        (100,942)             --         59,530
                                                     ------------    ------------    ------------   ------------
Income before minortiy interest                         1,813,909        (572,006)         12,958      1,254,861
Minority interest                                         657,311              --           1,957        659,268
                                                     ------------    ------------    ------------   ------------
Income(loss) from continuing operations                 1,156,598        (572,006)         11,001        595,593
Loss from discountined operations, net of tax                  --              --         (11,001)       (11,001)
                                                     ------------    ------------    ------------   ------------
Net(Loss)Income                                         1,156,598        (572,006)             --        584,592
Foreign currency translation adjustment                   519,104          (6,969)             --        512,135
                                                     ------------    ------------    ------------   ------------
Comprehensive income(loss)                           $  1,675,702    $   (578,975)   $         --   $  1,096,727
                                                     ============    ============    ============   ============
Income(loss)per share of common stock
Basic
      Continuing operations                          $       0.05    $    (0.0323)   $     0.0003   $      0.018
      Discontinued operations                                  --              --    $    (0.0003)        (0.000)
                                                     ------------    ------------    ------------   ------------
                                                     $       0.05    $    (0.0323)   $         --   $      0.018
                                                     ============    ============    ============   ============
Diluted
      Continuing operations                          $       0.05    $    (0.0333)   $     0.0003   $      0.017
      Discontinued operations                                  --              --    $    (0.0003)        (0.000)
                                                     ------------    ------------    ------------   ------------
                                                     $       0.05    $    (0.0333)   $         --   $      0.017
                                                     ============    ============    ============   ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------



                                                          For the three months ended June 30, 2006
                                                                          Efffects of
                                                                -----------------------------
                                                Previously                          Disc
                                                  reported         Error            Ops           Restated
                                                ------------    ------------     ------------   ------------
                                                (Unaudited)                                      (Unaudited)
Revenues                                        $  9,776,364    $   (672,948)   $ (2,137,598)   $  6,965,818
COGS                                               7,122,201              --      (2,045,032)      5,077,169
                                                ------------    ------------    ------------    ------------
Cross profit                                       2,654,163        (672,948)        (92,566)      1,888,649
Operating expense                                  1,132,766              --        (103,886)      1,028,880
                                                ------------    ------------    ------------    ------------
Income from operations                             1,521,397        (672,948)         11,320         859,769
Other income(expense)                                 12,429              --          44,619          57,048
                                                ------------    ------------    ------------    ------------
Income before income tax                           1,533,826        (672,948)         55,939         916,817
Provision for income tax                             160,472        (100,942)             --          59,530
                                                ------------    ------------    ------------    ------------
Income before minortiy interest                    1,373,354        (572,006)         55,939         857,287
Minority interest                                    410,748              --           2,222         412,970
                                                ------------    ------------    ------------    ------------
Income(loss) from continuing operations              962,606        (572,006)         53,717         444,317
Loss from discountined operations, net of tax             --              --         (53,717)        (53,717)
                                                ------------    ------------    ------------    ------------
Net(Loss)Income                                      962,606        (572,006)             --         390,600
Foreign currency translation adjustment              401,137          (2,622)         (4,347)        394,168
                                                ------------    ------------    ------------    ------------
Comprehensive income(loss)                      $  1,363,743    $   (574,628)   $     (4,347)   $    784,768
                                                ============    ============    ============    ============
Income(loss)per share of common stock
Basic
     Continuing operations                      $      0.040    $     (0.029)   $      0.002    $      0.013
     Discontinued operations                              --              --    $     (0.002)         (0.002)
                                                ------------    ------------    ------------    ------------
                                                $      0.040    $     (0.029)   $         --    $      0.011
                                                ============    ============    ============    ============
Diluted
     Continuing operations                      $      0.040    $     (0.029)   $      0.002    $      0.013
     Discontinued operations                              --              --    $     (0.002)         (0.002)
                                                ------------    ------------    ------------    ------------
                                                $      0.040    $     (0.029)   $         --    $      0.011
                                                ============    ============    ============    ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

                                                                               For the six months ended June 30, 2006
                                                                   -------------------------------------------------------------
                                                                   Previously
                                                                    reported                  Effects of               Restated
                                                                   ------------     ----------------------------    ------------
                                                                                                    Discontinued
                                                                                      Reclass        Operations
                                                                                    ------------    ------------
Net income                                                         $  1,156,598     $   (572,006)   $         --    $    584,592
Net income from discontinued operations                                      --               --         (11,001)        (11,001)
                                                                   ------------     ------------    ------------    ------------
Net income (loss) from continuing operations                       $  1,156,598     $   (572,006)   $    (11,001)   $    595,593
                                                                   ------------     ------------    ------------    ------------
Cash used in continuing operating activities                         (1,501,200)        (159,616)             --      (1,660,816)
Cash used in continuing operations investing activities              (2,354,608)         399,377              --      (1,955,231)
Cash provided by continuing operations financing activities           5,901,370         (220,748)             --       5,680,622
                                                                   ------------     ------------    ------------    ------------
     Net increase in cash from continuing operations               $  2,045,562     $     19,013    $         --    $  2,064,575
                                                                   ------------     ------------    ------------    ------------

Cash provided by discontinued operating activities                           --               --       1,230,065       1,230,065
Cash used in discontinued operations investing activities                    --               --      (1,824,183)     (1,824,183)
Cash provided by discontinued operations financing activities                --               --         578,237         578,237
                                                                   ------------     ------------    ------------    ------------
     Net cash used in discontinued operations                      $         --     $         --    $    (15,881)   $    (15,881)
                                                                   ------------     ------------    ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH                                          95,271           (3,132)             --          92,139
                                                                   ------------     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                           2,140,833               --              --       2,140,833
CASH, beginning of period                                             1,026,606               --              --       1,026,606
                                                                   ------------     ------------    ------------    ------------
CASH, end of period                                                $  3,167,439               --    $         --    $  3,167,439
                                                                   ============     ============    ============    ============

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements of China biopharmaceuticals holdings, Inc.
and  subsidiaries   reflect  the  activities  of  the  following   subsidiaries:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

Equipment and machinery                    5 years
Motor vehicles                             5 years
Furniture and fixtures                     5 years
Buildings                                 20 years
Land use right                         40-50 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company also re-evaluated the periods of amortization to determine whether subsequent events and circumstances are warrant revised estimate of useful lives. The Company will be assessing the realizability of the carrying value of all long term assets associated with Enshi operations prior to year end, given the deterioration of revenues generated this year as the Company pursues litigation with the prior owners. See Note 14 for legal proceedings with the prior owner.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at June 30, 2007 amounted to $1,072,458 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has five major customers which represent approximately 18.5% and 26.6% of the Company's total sales for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, five major customers represent approximately14.6% and 23.6%, respectively. Five customers accounted for 42% of total accounts receivable as of June 30, 2007.

For the six months ended June 30, 2007 and 2006, the Company purchases approximately 62.6% and 40.5%, respectively, of their raw materials from five major suppliers. For the three months ended June 30, 2007 and 2006, five major customers represent approximately 57.5% and 46.4%, respectively. Five suppliers accounted for 70.5% of total accounts payables at June 30, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

For the six months ended June 30, 2007 and 2006, revenue from sale of product was $16,423,681 and $15,992,564, respectively, made up of the following product categories.

                                                         2007            2006
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
Revenue from continued operations:                                      Restated
                                                                     -----------
Intermediary pharmaceutical products                 $ 4,344,660     $ 3,822,593
Prescription drugs                                    10,911,906       6,830,299
Over-the-counter drugs                                 1,167,115       1,613,111
Service                                                       --         249,738
                                                     -----------     -----------
Total revenue from continuing operations             $16,423,681     $12,515,741
                                                     ===========     ===========

Revenue from discontinued operations:
Intermediary pharmaceutical products                 $        --     $ 3,726,561
                                                     ===========     ===========

For the three months ended June 30, 2007 and 2006, revenue from sale of product was $8,891,559 and $8,853,659, respectively, made up of the following product categories.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

                                                        2007           2006
                                                     ----------     ----------
                                                     (Unaudited)    (Unaudited)
                                                     ----------     ----------
Revenue from continued operations:                                    Restated
                                                                    ----------
Intermediary pharmaceutical products                 $2,421,660     $3,348,575
Prescription drugs                                    6,285,227      2,700,817
Over-the-counter drugs                                  184,672        666,688
Service                                                      --        249,738
                                                     ----------     ----------
Total revenue from continuing operations             $8,891,559     $6,965,818
                                                     ==========     ==========

Revenue from discontinued operations:
Intermediary pharmaceutical products                 $       --     $2,137,579
                                                     ==========     ==========

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

For the six months ended June 30, 2007, revenue from sales of product, sales of new drug formulas, and R&D service amounted to $16,423,681, $0, and $0, respectively. For the six months ended June 30, 2006, revenue from sales of product, sales of new drug formulas, and R&D service was $15,992,564, $0, and $ 249,738 respectively.

For the three months ended June 30, 2007, revenue from sales of product, sales of new drug formulas, and R&D service amounted to $8,891,559, $0, and $0, respectively. For the three months ended June 30, 2006, revenue from sales of product, sales of new drug formulas, and R&D service was $8,853,659, $0, and $ 249,738 respectively.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $353,848 and $511,655 the six months ended June 30, 2007 and 2006, respectively. Assets and liabilities at June 30, 2007 and December 31, 2006 were translated at 7.60 and 7.80 RMB to $1.00 USD. The average translation rates applied to income statement accounts and statement of cash flows for the six months ended June 30, 2007 and 2006 were 7.71 and 8.05 RMB to $1.00 USD, and for the three months ended June 30, 2007 and 2006 were 7.69 and 8.02, respectively.. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The number of shares used in computing diluted earnings per share for the six months ended June 30, 2007 and 2006 was 36,743,626, which included 526,340 weighted average number of convertible preferred stock, and 34,592,770, which included 930,000 weighted average number of convertible preferred stock, respectively. The number of shares used in computing basic earnings per share for the six months ended June 30, 2007 and 2006 was 36,217,286 and 33,662,770, respectively. Basic and Diluted (loss) earning per share for the six months ended June 30, 2007 were ($0.003). Basic and Diluted earnings per share for the six months ended June 30, 2006 amounted to $0.018 and $0.017, respectively.

The number of shares used in computing diluted earnings per share for the three months ended June 30, 2007 and 2006 was 36,819,625 which included 417,500 weighted average number of convertible preferred stock, and 34,592,770, which included 930,000 weighted average number of convertible preferred stock, respectively. The number of shares used in computing basic earnings per share for the three months ended June 30, 2007 and 2006 was 36,402,125 and 33,662,770, respectively. Basic and Diluted (loss) earning per share for the three months ended June 30, 2007 were ($0.001). Basic and Diluted earnings per share for the three months ended June 30, 2006 amounted to $0.011 and $0.011, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Note 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

      o Interest expense paid amounted to $797,452 and $154,348 for the six months ended June 30, 2007 and 2006.

      o Income taxes paid amounted to $15,974 and $0 for the six months ended June 30, 2007 and 2006, respectively.

Non-cash investing and financing activities

      o During the first quarter of 2007, the Company converted 512,500 shares of preferred stock to 753,572 shares of common stock.

      o During the second quarter of 2007, the Company issued 125,000 shares of restricted common stock in exchange of consulting service.

Note 5 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts was $934,516 at June 30, 2007.

As of June 30, 2007, accounts receivable consisted of the following:

Accounts receivable                      $ 7,794,825
Allowance for doubtful accounts             (934,516)
                                         -----------
Accounts receivable, net                 $ 6,860,309
                                         ===========

Note 6 - INVENTORIES

Inventories consisted of the following at June 30, 2007:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Raw materials                                                         $2,462,248
Refinery material                                                      1,706,504
Packaging supplies                                                       351,723
Sundry supplies                                                           11,932
Work in process                                                          697,877
Finished goods                                                         2,375,652
                                                                      ----------
 Total inventories                                                    $7,605,936
                                                                      ==========

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of June 30, 2007:

Plant                                                                $ 9,689,685
Office equipment                                                         233,018
Machinery                                                              9,197,661
Automobiles                                                              372,844
Construction inprogress                                                   40,742
Total plant and equipment                                             19,533,950
Less: accumulated depreciation                                         7,254,984
                                                                     -----------
Plant and equipment, net                                             $12,278,966
                                                                     ===========

Depreciation expense for the six months ended June 30, 2007 and 2006 were $425,636 and $491,459 , and for the three months were $201,218 and $211,835, respectively.

Note 8- OTHER ASSETS

Intangible Assets

Intangible assets at June 30, 2007 included land use rights and drug patents, and consist of the following:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Land use rights:
         Erye                                                      $  5,837,976
         Less: Accumulated amortization                                (413,613)
                                                                   ------------
                                                                      5,424,363

         Enshi                                                        5,658,559
         Less: Accumulated amortization                                (471,804)
                                                                   ------------
                                                                      5,186,755

         Prepayment on land - Erye                                    1,183,500

Patents:
         Approved drugs                                               1,549,978
         Less: Accumulated amortization                                (641,653)
                                                                   ------------
                                                                        908,325

                                                                   ------------
Total intangible assets, net                                       $ 12,702,943
                                                                   ============

Amortization expense for the six months ended June 30, 2007 and 2006 was $236,412 and $78,511, and for the three months ended June 30, 2007 and 2006 amounted to $191,010, and $54,081, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks as of June 30, 2007:

Depositor            Name of Bank                               Amount
---------            ------------                               ------

Erye            Hua Xia Bank, Suzhou                          $449,730
               Industrial and Commercial Bank, Suzhou          390,555
                                                              --------
Total                                                         $840,285
                                                              ========

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of June 30, 2007, the total amount of the long term notes receivable was $657,797. 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and well financial conditions of the counter parties.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------

Note 9- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiary                   Amount       Due from           Term         Manner of settlement
--------------------------  --------    --------------    ----------      ------------------------
Erye                        $244,269    Hainan Kaiye      Short term      To be received in cash
Enshi                         15,078    Liaoning xiehe    Short term      To be received in cash
                            --------
Total - June 30, 2007       $259,347
                            ========

Other Receivables - Related Parties

Subsidiary                   Amount       Due from           Term            Manner of settlement
------------------------   ----------   --------------    ----------      --------------------------
Erye                       $1,175,610   Hainan Kaiye      Short term      To be received in cash
Erye                        1,315,000   Erye Trading      Short term      To be received in cash
Enshi                         133,284   Li Xiao Bo        Short term      To be received in cash
CBH                           500,000   Li Xiao Bo        Short term      To be received in cash
                           ----------
Total - June 30,2007       $3,123,894
                           ==========

Loan to Shareholder

Subsidiary                   Amount       Due from           Term            Manner of settlement
------------------------   ----------   --------------    ----------      --------------------------
Keyuan                     $   42,794   Keyuan's          Short term      To be received in cash
                                        shareholder

Other Payables - Related Parties

     Subsidiaries             Amount        Due to          Term          Manner of settlement
-----------------------    -----------  --------------    ----------      -------------------------
Erye                       $   618,413  Erye Trading      Short term      To be paid in cash
Erye                           551,661  Hainan Kaiye      Short term      To be paid in cash
CBH                            344,218  Shareholders      Short term      To be paid in cash
                           -----------
Total-June 30,2007         $ 1,514,292
                           ===========

At December 31, 2006, Enshi had payables to LiangNing Xie He and its owner, Mr. Li, Xiao Bo, who is also the prior owner of Enshi, amounted to $555,106 and $85,894, respectively. In April 2007, Enshi returned the full amount of $641,000 to LiangNing Xie He and Mr. Li, Xiaobo.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Long Term Other Receivables - Related Parties

Subsidiary      Amount         Due from       Term        Manner of settlement
------------   ---------   ---------------  ----------  -----------------------

CBH            $554,344    Hengyi           Long term   To be received in cash

Note 10 - NOTES PAYABLE

The Company's subsidiary Erye has $2,406,450 notes payable to Erye's vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

Note 11 - MINORITY INTEREST

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. The Company owns a 51% ownership interest in Erye. The Company's wholly owned subsidiary China Biopharmaceuticals Corporation (BVI Company) owns 90% ownership interest in Keyuan. There is no minority interest in Enshi since the Company owns 100% of Enshi.

                                    Ownership                    Minority
            Equity of the              in                       Interest in
            Subsidiaries          Subsidiaries                 Subsidiaries
                as of       -------------------------    --------------------------
Subsidary   June 30, 2007   Percentage       Amount      Percentage       Amount
----------  -------------   ----------    -----------    ----------    -----------
Erye         $10,920,758            51%   $ 5,569,586            49%   $ 5,351,173
Keyuan           692,692            90%       623,422            10%        69,269
Enshi         14,687,222           100%    14,687,222             0%            --
             -----------                  -----------                  -----------
Total        $26,300,672                  $20,880,230                  $ 5,420,442
             ===========                  ===========                  ===========

Note 12- STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following list the provision of statutory reserves contributed as of June 30, 2007.

   Year                  Amount
------------          -----------

   2004               $    60,750
   2005                   383,873
   2006                 2,080,032
   2007                   229,892
                      -----------
   Total              $ 2,754,547
                      ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Note 13 - INCOME TAXES

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

The Company's income tax expense for the six months ended June 30, 2007 and 2006 were $25,621 and $59,530, respectively. Income tax expense for the three months ended June 30, 2007 and 2006 were $16,015 and $59,530, respectively.

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

The  following  list  depicts  the  tax  preference   rate   applicable  to  the
subsidiaries and the applicable years:

                        Income Tax 5 year preference Period and Tax Rate
                     -------------------------------------------------------
                        Full Exemption Period         Half-Reduction Period
                     -------------------------   ---------------------------
Subsidiaries           Period        Tax Rate       Period        Tax Rate
-----------------    ---------      ----------   ------------     ----------
Nanjing Keyuan       2005-2006         0.00%       2007             16.50%
Suzhou Erye          2006-2007         0.00%       2008-2010        12.00%
Shengyang Enshi      2004-2005         0.00%       2006-2007        15.00%

After the income tax preference period expires, a 25% income tax rate is applicable.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                           June 30,
                                       -----------------
                                         2007       2006
                                       ------     ------
U.S. Statutory rate                      34.0%      34.0%
Foreign income not recognized in USA    (34.0)     (34.0)
China income taxes                       33.0       33.0
Income tax exempted                     (33.0)     (33.0)
                                       ------     ------
Total provision for income taxes           --%        --%
                                       ======     ======

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2007 and 2006 amounted to $758,633 and $491,071, respectively. The net effect on earnings (loss) per share if the income tax had been applied would decrease (increase) earnings (loss) per share for June 30, 2007 and 2006 by ($0.02) and $0.01, respectively.

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

VAT on sales and VAT on purchases amounted to $2,428,668 and $1,830,447 for the six months ended June 30, 2007 and $2,209,113 and $1,737,811 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 14 - LOANS

Loan from RimAsia

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Note 15 Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of June 30, 2007, the balance of the debt was $11,500,000.

After a review of the Company's loan covenants in connection with the above loan, the Company determined that it is in violation of certain of the covenants, and the Company has not been granted a waiver from RimAsia. Therefore, In accordance with GAAP, the $11.5 million loan is fully classified as a current liability at June 30, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
In connection with the Enshi acquisition described in Note 15 - Business acquisition, 12,000,000 warrants were issued to RimAsia in June 2006. The warrants have an exercise price of $1.375 and an expiration date of June 30, 2009, three years from the issuance date.

On August 2, 2007, the Company and entered into a letter of intent with RimAsia. Pursuit to the agreement, the principal of the $11.5 million RACP acquisition loan will be converted into shares of senior redeemable convertible preferred stock "Preferred Stock" with a conversion price of $1.02, see Note 18 for more details.

Short Term Bank Loans

The Company has a total amount of $5,588,750 in short term loans from five different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 6.3%. Among those short term bank loans, $1,643,750 was collateralized by the land use right of Erye, $1,078,300 was collateralized by the land use right and buildings of Enshi, $1,315,000 was collateralized by Enshi's prior shareholder, Li Xiaobo's personal assets, and $920,500 was collateralized by buildings of a third party.

Interest expense for the six months ended June 30, 2007 and 2006 were $712,661 and $259,765, respectively. Interest expense for the three months ended June 30, 2007 and 2006 were $344,548 and $192,584, respectively.

Note 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and dormitory facilities for its employees from a third party. Accordingly, for the six months ended June 30, 2007 and 2006, the Company recognized rent expense of $32,111 and $13,476, respectively. For the three months ended June 30, 2007 and 2006, the Company recognized rent expense of $15,046 and $6,738, respectively.

As of June 30, 2007, the Company has outstanding commitments in respect to non-cancelable operating leases, which fall due as follows:


                               Amount
                             ---------
                   2007      $  81,596
                   2008         56,783
                   2009         35,870
                   2010         39,000
                Thereafter          --
                             ---------
                             $ 213,249
                             =========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Legal Proceedings

The Company has commenced action to freeze up to $10 million assets of Mr. Li Xiaobo, the former shareholder and management of Enshi, for breach of representations and warranties as contained in the acquisition agreements. Additionally, the Company reserves the right to seek further damages from the former shareholder.

Note 16 - BUSINESS COMBINATIONS

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

Under the terms of the purchase agreement, the Company placed $625 thousand of the purchase price in escrow to cover certain contingencies including collection of receivables on the date of purchase. In October 2006, because those conditions were not met, the escrowed funds are being returned to the Company, and therefore the purchase price was reduced, pursuant to FAS 141, Business Combinations, paragraph 27. As of June 30, 2007, the Company was still in the process collecting escrowed funds through legal action.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Assets acquired and debts assumed are listed below:

                                       Original
                                       Allocated   Re-allocated
                Item                   Fair Value    Fair Value
-------------------------------       -----------   -----------
Current assets                        $ 6,840,881   $ 4,220,081
Property, plant, and equipment          7,188,912     8,340,664
Intangible assets                       5,253,973     6,098,021
                                      -----------   -----------
Total assets                           19,283,766    18,658,766
                                      -----------   -----------

Total liabilities                       4,593,766     4,593,766
                                      -----------   -----------

Net assets                            $14,690,000   $14,065,000
                                      ===========   ===========

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

As of June 30, 2007, the 1,200,000 shares of common stock were returned and cancelled. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi will cease to be a subsidiary of the Company.

All the parties to the rescission agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two companies. The Company recognized loss on discontinued operation, net of tax effect, of $108,182, for the six months ended June 30, 2006. The prior period results of operations and cash flows for Hengyi have been reported within discontinued operations in the accompanying statements.

Note 17 - SHAREHOLDERS' EQUITY

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
In addition, as an inducement for the Notes Subscribers to extend the maturity date, the Company has issued 42,500 additional shares to these Notes Holders who agreed to grant the extension as described above. Management determined the warrants had no value.

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

Common stock issued for lab use right

On March 8, 2005, the Company issued 300,000 shares of common stock to China Pharmaceutical University located in Nanjing, China, pursuant to a joint laboratory agreement and agreed to invest $36,245 into the laboratory in the next five years. The value of the 300,000 shares was estimated at $0.10 per share as of December 31, 2005.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Upon the execution of the Initial Preferred A Subscription Agreements, the Company also issued to the Initial Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Initial Preferred A Subscription Agreements ("Initial Preferred A Warrants"). The exercise price of the Initial Preferred A Warrants is $2.00 per Share. Pursuant to the Initial Preferred A Warrants, the Initial Preferred A Subscribers are entitled to purchase an aggregate amount of 1,090,000 shares. The Initial Preferred A Warrants may be exercised only in full. The Initial Preferred A Warrants will expire three (3) years from the issuance date of the Initial Preferred A Warrants. Management determined the warrants had no value.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
In addition, pursuant to Initial Preferred A Subscription Agreement and Subsequent Preferred A Subscription Agreement we are required to pay a penalty of 5% per month if the registration statement has not become effective before the required date. The related penalties prior to the SB-2 effective date were accrued by the Company. The SB-2 was filed and effective on May 11, 2006.

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

On April 1, 2007, the Company engaged a consulting firm for a period of one year ending March 31, 2008. The terms of the agreement are for the consulting firm to receive a cash payment of $17,000 plus 125,000 shares of common stock of the Company.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Private placement closed in February 2, 2006 (the "Initial Common Stock Private Placement")

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                    Unaudited

--------------------------------------------------------------------------------
Pursuant to the Subsequent Common Stock Securities Purchase Agreement, subject and subordinated to the participation rights of the Initial Common Stock Purchasers, the Subsequent Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in the twelve (12) months from the effective date of the registration statement of which this prospectus constitutes a part.

Note 18 - Subsequent Event

On August 2, 2007, the Company and the RimAsia Capital Partnes L.P ("RACP") entered into a letter of intent to restructure the $11.5 million financing loan discussed in Note 14.

If executed as drafted, the Company must first acquire the 49% minority interest in Erye, so that Erye becomes wholly owed by the Company. Then, the Company must authorize a new class of preferred stock. Then, Rim Asia will convert the $11.5 million loan into senior redeemable convertible preferred stock with a conversion price of $1.02. Additionally, the Company will reduce the exercise price on the warrants issued with the original $11.5 million loan, from $1.375 to $1.26 and the term of the warrants is extended from 3 years to 4.5 years from the date of the conversion of the principal of the loan into preferred stock. The preferred stock has 9% cumulative compounding dividends is not redeemable for the first two years and may be redeemable with a scheduled early redemption penalty.

The parties also worked out arrangement to continue the cooperation in the litigation against Mr. Li Xiaobo and related parties ("Defendants"). To date, approximately $10 million of assets of the Defendants have been seized per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order.

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

ACCOUNTS RECEIVABLE

      Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $934,516 at June 30, 2007 from $911,064 at December 31, 2006. This increase represents 0.1% of total revenues and is mainly resulted from increase in the aged balances due to the slower collection during the Chinese holiday season in February and March. As of June 30, 2007, accounts receivable, net of allowance for doubtful accounts, amounted to $6,860,309. The days sales outstanding were 75 days for three months ended June 30, 2007, compared to 71 days for the same period in 2006. The increase in the collection period was mainly resulted from the slow collection of AR from Keyuan's customers due to the enhanced government regulations on R&D activities. Also, in 2007, we approved to extend payment term for several major customers, which slightly slowed down the collection of accounts receivable.

The following table provides the roll forward of the allowance of doubtful accounts:

     Allowance for doubtful accounts

     As of December 31, 2006                                       $911,064
     Provision for the six month period ended
     June, 2007                                                      23,452
                                                                   --------

     As of June 30, 2007                                           $934,516
                                                                   ========

The following list the aging of our accounts receivable as of June 30, 2007:

                       3 months            6 months           9 months       Over 9 months          Over 1 year
     Total          Amount      %        Amount     %      Amount      %     Amount       %        Amount     %
----------------  ---------  ------    ---------  ------  --------   -----  ---------   ------    --------  ------
  $7,794,825      4,195,832  53.83%     854,290    10.96%  946,471   12.14%  1,798,232   23.07%

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

      We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6, 2006; therefore, operating results of Enshi for the three months ended June 30, 2006 are only partially reflected in our results for the three months ended June 30, 2006. On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Therefore, the results of Hengyi's operations and cash flows for the three months ended June 30, 2006 were reported as discontinued operations in the consolidated financial statements.

REVENUE.

     Revenue for the three months ended June 30, 2007 was $8,891,559 while the revenue for the three months ended June 30, 2006 was $6,965,818 representing an approximately 28% increase. The increase is mainly attributed to the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye") significant revenue growth. Erye's revenue increased approximately 31% in the second quarter of 2007 comparing with its revenue in second quarter of 2006. The current industry environment provides a great opportunity for Erye to grow its core business. The government issued a new medical insurance policy called "Cooperative Medicare" which tries to cover all the farmers in the countryside in China. The government has been putting in billions of dollars to implement this new policy. Erye's products are mainly focused on middle end to low end markets and therefore, fit the new government policy. The management believes that the high growth of Erye's core business will continue in the future. In addition, revenue of Enshi which was acquired on June 6, 2006 was only partially reflected in our results for the three months ended June 30, 2006.

COST OF GOODS SOLD

      Cost of goods sold for the three months ended June 30, 2007 was $6,656,183 as compared to $5,077,169 for the three months ended June 30, 2006. Cost of goods sold as a percentage of sales revenues was approximately 75% for the three months ended June 30, 2007 as compared to approximately 74% for the three months ended June 30, 2006. The increase in cost of goods sold is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in second quarter. In addition, the cost of goods of Enshi which was acquired on June 6, 2006 and therefore was only partially reflected in our results for the three months ended June 30, 2006. Cost of goods sold as percentage of sales revenues remains consistent.

GROSS PROFIT.

      Gross profit in the three months ended June 30, 2007 amounted at $2,235,376, as compared to $1,888,649 for the three months ended June 30, 2006, representing approximately 18% increase. The gross profit margin for the three months ended June 30, 2007 was 25% as compared to approximately 27% for the three months ended June 30, 2006. Erye's lower gross margin contributed mainly to the company's decrease in gross margin.

OPERATING EXPENSES

      Operating expenses for the three months ended June 30, 2007 was $1,585,994 as compared to $1,028,880 for the three months ended June 30, 2006, representing 54% increase. The increase is attributed mainly to high operational expenses of Enshi which financials were only partially reflected for the three months ended June 30, 2006

RESEARCH AND DEVELOPMENT

      Research and development costs for the three months ended June 30 ,2007 were $66,748 as compared to $240,747 for the three months ended June 30, 2006, This decrease was primarily attributable to a slowing of research and development activity as the Chinese SFDA drastically reduced its level of regulatory approval activity. This change at the Chinese SFDA occurred because of wide-ranging scandals leading to the departure of many high and mid-level SFDA officials.

INCOME FROM OPERATIONS

      Income from operations in the three months ended June 30, 2007 amounted at $649,382, as compared to $859,769 for the three months ended June 30, 2006, representing approximately 25% decrease. The decrease is mainly attributable to high operational expenses and poor operational performance of Enshi which financials were only partially reflected for the three months ended June 30, 2006.

NET INCOME

      Net loss for the three months ended June 30, 2007 was $29,289 as compared to net income of $390,600 for the three months ended June 30, 2006, representing 108% decrease. The decrease is attributable to higher payment and accrued interest expenses as a result of the acquisition financing loan due to RimAsia Capital Partners L.P. ("RimAsia") for the Enshi acquisition. In addition, Enshi had a poor performance in generating profit and suffered a net loss of approximately $94,100 in the three months ended June 30, 2007. A detailed description of the factual circumstances surrounding the operation of Enshi since its acquisition and the related litigation against its former shareholder is provided further in this discussion under Liquidity and Capital Resources and also in part II of this quarterly report.

INTEREST EXPENSE

      Interest expense for the three months ended June 30, 2007 was $344,548 as compared to $192,584 for the three months ended June 30, 2006, representing 128% increase. This significant increase is mainly attributed to the large interest payment on the RimAsia's acquisition loan for the Enshi acquisition.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

      We acquired Enshi on June 6, 2006; therefore, operating results of Enshi for the three months ended June 30, 2007 are only partially reflected in our financial results for the six months ended June 30, 2006 On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Therefore, the results of Hengyi's operations and cash flows for the three months ended June 30, 2006 were reported as discontinued operations in the consolidated financial statements.

REVENUE.

     Revenue for the six months ended June 30, 2007 was $16,423,681 while the revenue for the six months ended June 30, 2006 was $12,515,741, representing an approximately 31% increase. The increase is mainly attributed to Erye's significant revenue growth. Erye's revenue increase approximately 19% in the first half year of 2007 comparing with its revenue in the first half year of 2006. The current industry environment provides a great opportunity for Erye to grow its core business. The government issued a new medical insurance policy called "Cooperative Medicare" which try to cover all the farmers in the countryside in China. The government has been putting in billions of dollars into this new policy. Erye's products are mainly focused on middle to low end markets and therefore, fit the new government policy. The management believe that the high growth of Erye's core business will continue in the future. In addition, revenue of Enshi which was acquired on June 6, 2006 was only partially reflected in our results for the six months ended June 30, 2006.

COST OF GOODS SOLD

      Cost of goods sold for the six months ended June 30, 2007 was $12,179,463 as compared to $9,193,323 for the six months ended June 30, 2006. Cost of goods sold as a percentage of sales revenues was approximately 74% for the six months ended June 30, 2007 as compared to approximately 73% for the six months ended June 30, 2006. The increase in cost of goods sold is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in the first half year of 2007. In addition, the cost of goods of Enshi which was acquired on June 6, 2006 and therefore was only partially reflected in our results for the three months ended June 30, 2006. Cost of goods sold as percentage of sales revenues remains consistently.

GROSS PROFIT.

     Gross profit in the six months ended June 30, 2007 amounted at $4,244,218, as compared to $3,322,418 for the six months ended June 30, 2006, representing approximately 40% increase. The gross profit margin for the six months ended June 30, 2007 was 26% as compared to approximately 27% for the six months ended June 30, 2006. Erye is mainly focusing on the middle and its lower end markets with slightly lower selling prices in response to the newly issued medical insurance policy "Cooperative Medicare". Therefore Erye's lower gross margin mainly contributed to the slight decrease in gross profits.

OPERATING EXPENSES

      Operating expenses for the six months ended June 30, 2007 was $2,954,472 as compared to $2,000,927 for the six months ended June 30, 2006, representing 48% increase. The increase is attributed mainly to higher operational expenses of Enshi which financials were only partially reflected for the three months ended June 30, 2006, as well as higher professional service fees incurred at the parent company level, many of which were one time transactional expenses and litigation expense against Mr. Li Xiaobo, former shareholders of Enshi, and related parties of him.

RESEARCH AND DEVELOPMENT

      Research and development costs for the six months ended June 30 ,2007 was $109,911 as compared to $498,822 for the six months ended June 30, 2006, representing a 78% decrease. This decrease was primarily attributable to a slowing of research and development activity as the Chinese SFDA drastically reduced its level of regulatory approval activity. This change at the Chinese SFDA occurred because of wide-ranging scandals leading to the departure of many high and mid-level SFDA officials.

INCOME FROM OPERATIONS

      Income from operations in the six months ended June 30, 2007 amounted at $1,289,746, as compared to $1,321,491 for the six months ended June 30, 2006, representing approximately 2% decrease. The decrease is mainly attributable to high operational expenses and poor operational performance of Enshi which financials were only partially reflected for the three months ended June 30, 2006.

NET INCOME

      Net loss for the six months ended June 30, 2007 was $117,557 as compared to net income of $584,592 for the six months ended June 30, 2006,representing 120% decrease. The decrease is attributable to higher payment and accrued interest expenses as a result of the acquisition financing loan due to RimAsia for the Enshi acquisition. In addition, Enshi had a poor performance in generating profit and suffered a net loss of approximately $45,970 in the six months ended June 30, 2007. A detailed description of the factual circumstances surrounding the operation of Enshi since its acquisition and the related litigation against its former shareholder is provided further in this discussion under Liquidity and Capital Resources and also in part II of this quarterly report

INTEREST EXPENSE

      Interest expense for the six months ended June 30, 2007 was $712,661 as compared to $259,765 for the six months ended June 30, 2006, representing 174% increase. This significant increase is mainly attributed to the large interest payment on RimAsia's acquisition loan for the Enshi acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2007, total current assets were $22,029,630 and total current liabilities were $31,099,332. Cash and cash equivalents on June 30, 2007 were $1,230,258, a decrease of $1,886,098 from the $2,958,556 reported on December 31, 2006.

For the six months ended June 30, 2007, net cash used in operating activities was $765,081, net cash used in investing activities was $361,130 net cash used in financing activities was $378,985. For the six months ended June 30, 2006, net cash used in operating activities was $1,660,816, net cash used in investing activities was $1,955,231, net cash provided in financing activities was $5,680,622. Cash used by operating activities in the six months ended June 30, 2007 results primarily from account receivables and other receivables due from Enshi. Cash provided by investing activities during the six months ended June 30 2007 results mainly from purchase of property, plant and equipment and payments to long term loans receivable. Cash used by financing activities in the six months ended June 30, 2007 results primarily from payments on long term debts.

The Enshi acquisition has created a drag on the Company's overall operational results and expansion plan due to Enshi below-expectation results and the associated large acquisition financing loan. The Company has been investing significant time and significant efforts in order to stabilize the operations of Enshi. Upon the acquisition of Enshi the Company has identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by them to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Currently, RimAsia, which provided the Company with the Enshi acquisition related financing loan has taken custody of RACP, the holding company of Enshi with expectation to return Enshi to the Defendants.

Other than Enshi, the other main manufacturing unit, Erye, demonstrated an impressive growth of more than 38% in net income in the first half year of 2007, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. We expect that the recent changes in our management, whereas Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng joined our board of directors and are now playing an active role in our management, will improve our overall operations, giving play to their industrial and manufacturing and marketing expertise.

This is a unique period for merger and acquisition in China. To achieve our goal of continued acquisitions in the industry, we need to raise additional funding in the near future to fund such future acquisitions. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We filed a registration statement on form SB-2 covering the shares issued and issuable on April 30, 2006 and this registration statement has became effective on May 11, 2006 and therefore no penalty needed to be paid.

Due to the Enshi acquisition financing, the Company is servicing a loan of $11,500,000 in connection with the acquisition of RACP Pharmaceuticals as presented in Note 14 of our notes to consolidated financial statements, Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of June 30, 2007, the balance of the debt was $11,500,000.

After a review of the covenants in connection with the above-mentioned loan, the Company determined that it may be in violation of certain of the covenants due to the situation at Enshi. Therefore, the $11.5 million loan is fully classified as a current liability.

The Company has entered into a letter of intent with RimAsia and a certain representative of the shareholders of Erye, on August 2, 2007 as a follow-up to the letter of intent signed on July 14, 2007, to provide for more detailed terms for reorganizing the outstanding acquisition financing loan. Detailed description of the letter of intent can be found under Part II, Item 5 of this quarterly report.

In addition, the board of directors has approved a loan of RMB4,000,000 from Erye and Erye affiliate to finance the operations of Enshi using the Company's 51% ownership interest as collateral. Erye's assistance and expertise are instrumental in improving the performance of Enshi.

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

      Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. As of June 30, 2007, the value of the Renminbi to the U.S. dollar was translated at 7.73 RMB to $1.00 USD.

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

      Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li") the previous owner and controlling shareholder of Enshi and his related parties ("Defendants") for breach of representations and warranties and fraud and frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for such serious breach of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

ITEM 5. OTHER INFORMATION

The Company entered into a letter of intent on August 2, 2007 (the "Second LOI") with RimAsia and its currently 51% owned subsidiary Erye, as a follow-up to a preliminary letter of intent signed on July 14, 2007 (the "Initial LOI"), to reflect, a) the more detailed terms for restructuring the outstanding acquisition loan (the "Loan") from RimAsia to RACP Pharmaceutical Holdings Limited ("RACP"), the borrower under the Loan and previously an indirect wholly owned subsidiary of the Company, which Loan was used for funding the original acquisition by RACP of Enshi in June of 2006 and was later assumed by the Company, and b) the proposed acquisition of a 49% ownership interest of Erye not already owned by the Company (the "Restructuring").

In the Second LOI, the parties also agreed (the terms of which are subject to final negotiation and agreement) to continue the cooperation in the litigation ("Litigation") by RACP as the plaintiff against the Defendants, as well as how to apply the Litigation judgment proceeds (the "Judgment Proceeds") in the event the Litigation is successful against the Defendants.

Prior to the execution of the initial LOI, RimAsia served a notice of acceleration against the Company on July 10, 2007 in relation to the Loan when the Company failed to make an interest payment due on June 29, 2007. Such acceleration notice became effective as of July 12, 2007, and was subsequently suspended pursuant to a suspension agreement signed on July 16, 2007 based on the Initial LOI, reflecting the mutual willingness of the parties to enter into negotiation regarding the Restructuring.

On August 10, 1007, the Company acknowledged and consented to the prior seizure by RimAsia of all the outstanding shares of RACP previously pledged as collateral for the Loan and the registration of such shares in the name of RACP Consol Holdings Limited ("RACPCH"), a wholly owned special purpose vehicle of RimAsia, as part of the initial Loan acceleration action (subsequently stayed), to hold such pledged shares of RACP in custody pending the final outcome of the Restructuring and the Litigation.

The Litigation is based on a main claim for breach of representations and warranties and fraud in the previous Enshi acquisition transaction, the refund of the original purchase price of Enshi paid by the Company, the payment of RACP's costs incurred in connection with the Litigation, and the payment of certain damages and rescission.

The parties agreed in the Second LOI in principle regarding the allocation of the Judgment Proceeds arising from the Litigation, subject to final negotiation and agreement on the terms of such allocation under certain circumstances. RACP as the plaintiff in the Litigation thus far has been successful in seizing and freezing certain real estate holdings, bank and securities accounts of Mr. Li and the other Defendants in Canada, the US and Hong Kong pursuant to injunctions issued in such jurisdictions, and it is currently expected that such efforts will be continued. The Defendants to date have not been successful in their oppositions against the seizure orders. The main rescission action and claim against Mr. Li and the other claims against the Defendants, in the absence of any out of court settlements, are expected to go to trial in the latter part of 2007 or the early part of 2008. On the basis of the progress achieved to date against the Defendants, both the Company and RACP intend to vigorously continue the Litigation against the Defendants.

In the proposed Restructuring, in addition to some of the principal terms referred to above, it is currently envisaged that the other major elements thereof will comprise the following:

      a) The principal amount of the $11.5 million Loan is anticipated to be converted in full into shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at an effective conversion price between US$1.01 and US$1.02 per Preferred Share.

      b) It is anticipated that the exercise price of US$1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") will be lowered and the exercise period extended. Under certain circumstances, it is anticipated that RimAsia may also be issued additional warrants.

      c) The shareholders of Erye have agreed in principle to sell their remaining 49% equity stake of Erye not already owned by the Company into the Company to enable Erye to become a wholly-owned subsidiary of the Company. The acquisition by the Company of such additional Erye shares ("Erye Injection") is expected to be effected by the issuance of 40 million new common shares, each at an issuance price of US$0.50 per share, to the Erye shareholders.

      d) It is anticipated that the Erye Injection will include the issuance of a special preferred share of the Company to the selling Erye shareholders that would confer on such shareholders a super voting right of 30% on all matters subject to a vote of the shareholders of the Company. The terms and conditions of such super voting preferred share are to be further discussed and agreed by the parties.

The parties have agreed to target the execution of final definitive agreements with respect to the Restructuring by August 31, 2007 (or such later date as may be mutually agreed).

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

                                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ Chris Peng Mao
                                     -------------------------------------------
                                     Name:  Chris Peng Mao
                                     Title: Chief Executive Officer
                                     Date: August 14, 2007


                                     By: /s/ HUNAG Chentai
                                     -------------------------------------------
                                     Name:  HUANG Chentai
                                     Title: Chief Financial Officer
                                     Date: August 14, 2007