Form 10QSB
period 2007-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2007-11-19
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Period ended September 30, 2007 or

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to __________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     13-2949462
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   No. 859, Pan Xu Road
   Suzhou, Jiangsu Province
   China                                                   215000
   ----------------------------------------              ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of                              Number of Shares Outstanding
Equity Securities                                   as of September 30, 2007
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                             36,465,312


Transitional Small Business Disclosure Format:  Yes:  |_|    No:  |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I -   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                               1

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         30

  ITEM 3.  CONTROL AND PROCEDURES                                            36

PART II -  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                 37

  ITEM 5.  OTHER INFORMATION                                                 37

  ITEM 6.  EXHIBITS                                                          40



     References in this Quarterly Report on Form 10-QSB to the "Company", "we", "us" or "our" include China Biopharmaceuticals Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENT

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007

                                     ASSETS
                                     ------

                                                                      SEPTEMBER 30,
                                                                         2007
                                                                      ------------
CURRENT ASSETS:                                                         Unaudited
    Cash                                                              $  1,568,613
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $693,460                                    5,363,179
    Accounts receivable, related parties                                    43,562
    Other receivables                                                    2,379,974
    Other receivables - related parties                                  1,732,616
    Advances to suppliers                                                  731,831
    Prepaid expenses                                                        38,433
    Inventories                                                          9,120,983
    Loan to shareholders                                                    44,022
                                                                      ------------
      Total current assets                                              21,023,213
                                                                      ------------

PLANT AND EQUIPMENT, net                                                 4,196,782
                                                                      ------------

OTHER ASSETS:
    Intangible asset, net                                                7,141,808
    Long term notes receivable                                             664,533
    Long term other receivables - related parties                          554,344
    Restricted cash                                                        836,760
                                                                      ------------
      Total other assets                                                 9,197,445
                                                                      ------------

        Total assets                                                  $ 34,417,440
                                                                      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                  $  6,464,318
    Short-term loans                                                     2,307,820
    Long term debt - current maturities                                 11,500,000
    Other payables - related parties                                       950,896
    Customer deposits                                                    3,666,876
    Notes payable                                                        2,121,060
    Taxes payable                                                        1,310,355
    Other accrued liabilities                                            2,400,745
                                                                      ------------
      Total current liabilities                                         30,722,070

LONG TERM LIABILITIES:
    Other long term liabilities                                             63,356

      Total liabilities                                                 30,785,426
                                                                      ------------

COMMITMENTS AND CONTINGENCIES                                                   --

MINORITY INTEREST                                                        5,322,534
                                                                      ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      417,500 shares Issued and outstanding                                  4,175
    Common stock, $0.01 par value, 200,000,000 shares authorized;
      36,465,312  shares issued and outstanding                            364,654
    Paid-in capital                                                     13,093,750
    Capital receivable                                                    (252,471)
    Deferred compensation                                                  (36,750)
    Retained earnings (deficit)                                        (18,057,172)
    Statutory reserves                                                   2,793,402
    Accumulated other comprehensive income                                 399,892
                                                                      ------------
      Total shareholders' equity                                        (1,690,520)
                                                                      ------------

        Total liabilities and shareholders' equity                    $ 34,417,440
                                                                      ============

The accompanying notes are an integral part of this statement.


                        CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                           Three months ended                Nine months ended
                                                              September 30,                      September 30,
                                                           2007            2006             2007              2006
                                                      ----------------------------    --------------------------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      ------------    ------------    ------------    ------------
                                                                        Restated                       Restated
                                                      ------------    ------------    ------------    ------------
REVENUES                                              $  8,586,051    $  5,207,169    $ 22,502,081    $ 16,810,519

COST OF GOODS SOLD                                       5,968,079       3,913,156      16,532,703      12,631,766
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT                                             2,617,972       1,294,013       5,969,378       4,178,753
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Research and development                               315,335           5,579         329,603         504,401
    Selling, general and administrative                  2,167,721         802,050       4,217,023       2,229,367
                                                      ------------    ------------    ------------    ------------
       Total Operating Expenses                          2,483,056         807,629       4,546,626       2,733,768
                                                      ------------    ------------    ------------    ------------

INCOME  FROM OPERATIONS                                    134,916         486,384       1,422,752       1,444,985
                                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest income (expense), net                        (410,518)       (202,906)     (1,042,904)       (411,259)
    Other income (expense),net                            (158,562)       (529,837)         10,389          37,465
                                                      ------------    ------------    ------------    ------------
       Total Other Income (expense), net                  (569,080)       (732,743)     (1,032,515)       (373,794)
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    MINORITY INTEREST                                     (434,164)       (246,359)        390,237       1,071,191

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                    (434,164)       (246,359)        390,237       1,071,191

MINORITY INTEREST                                          387,374         295,384       1,307,259         954,403
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (821,538)       (541,743)       (917,022)        116,788

LOSS FROM DISCONTINUED OPERATIONS, net of tax
    Income (loss) from discountinued operations,
        net of tax effect                                       --       1,030,004         (22,074)     (1,419,897)
    Loss on disposal of discountined operation,
        net of tax effect                              (10,788,868)       (595,439)    (10,788,868)       (595,439)
                                                      ------------    ------------    ------------    ------------
       Net income (loss) on discountined operations    (10,788,868)        434,565     (10,810,942)     (2,015,336)
                                                      ------------    ------------    ------------    ------------

NET LOSS                                               (11,610,406)       (107,178)    (11,727,964)     (1,898,548)

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment               (821,955)       (145,322)       (467,637)        628,037
                                                      ------------    ------------    ------------    ------------

COMPREHENSIVE (LOSS) INCOME                           $(12,432,361)   $   (252,500)   $(12,195,601)   $ (1,270,511)
                                                      ============    ============    ============    ============

INCOME (LOSS) PER SHARE OF COMMON STOCK

BASIC AND DILUTED
    CONTINUING OPERATIONS                             $      (0.02)   $      (0.02)   $      (0.03)   $         --
    DISCONTINUED OPERATIONS                                  (0.30)           0.01           (0.30)          (0.06)
                                                      ------------    ------------    ------------    ------------
    Total                                             $      (0.32)   $      (0.01)   $      (0.33)   $      (0.06)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING -
    BASIC AND DILUTED                                   36,465,312      34,902,548      36,300,869      34,902,548
                                                      ============    ============    ============    ============

The accompanying notes are an integral part of this statement.


                            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Preferred  Stock              Common Stock
                                                            ---------------------------   ---------------------------   Paid-in
                                                               Shares       Par Value        Shares       Par Value      Capital
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, December 31, 2005                                    1,152,500   $     11,525     28,616,716   $    286,167  $  3,572,207

    Common shares issued for cash                                                            7,831,863         78,319     6,845,090
    Common shares issued for services                                                           50,000            500         4,500
    Common shares issued for note conversion                                                   399,820          3,998       421,002
    Common shares issued for preferred stock conversion         (312,500)        (3,125)       443,277          4,433        (1,308)
    Preferred shares issued                                       90,000            900                                      89,100
    Common shares returned from Henyi due to diverstiture                                   (1,200,000)       (12,000)     (520,026)
    Assumed warrants to issue common stock                                                                                2,640,000
    Net loss, restated
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, September 30, 2006, Unaudited, restated                930,000   $      9,300     36,141,676   $    361,417  $ 13,050,565

    Common shares issued for service                                                            49,805            498        52,002
    Deferred compensation
    Common shares cancelled                                                                   (604,741)        (6,047)        6,047
    Preferred stock dividends                                                                                               (48,703)
    Net loss, restated
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, December 31, 2006, restated                            930,000   $      9,300     35,586,740   $    355,868  $ 13,059,911

    Common shares issued for preferred stock conversion         (512,500)        (5,125)       753,572          7,536        (2,411)
    Common shares issued for service                                                           125,000          1,250        36,250
    Net loss
    Statutory reserves
    Foreign currency translation adjustments
                                                            ------------   ------------   ------------   ------------  ------------
 BALANCE, September 30, 2007, Unaudited                          417,500   $      4,175     36,465,312   $    364,654  $ 13,093,750
                                                            ============   ============   ============   ============  ============


                                                                                              Retained Earnings
                                                                                         ----------------------------
                                                               Capital      Deferred                       Statutory
                                                              Receivable   Compensation  Unrestricted      Reserves
                                                              -----------  ------------  ------------    ------------
 BALANCE, December 31, 2005                                   $ (252,471)   $ (24,000)   $  1,074,583    $    444,623

    Common shares issued for cash
    Common shares issued for services
    Common shares issued for note conversion
    Common shares issued for preferred stock conversion
    Preferred shares issued
    Common shares returned from Henyi due to diverstiture
    Assumed warrants to issue common stock
    Net loss, restated                                                                     (1,898,548)
    Statutory reserves                                                                     (2,535,524)      2,535,524
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, September 30, 2006, Unaudited, restated             $ (252,471)   $ (24,000)   $ (3,359,489)   $  2,980,147

    Common shares issued for service
    Deferred compensation                                                       6,000
    Common shares cancelled
    Preferred stock dividends
    Net loss, restated                                                                     (3,156,464)
    Statutory reserves                                                                        455,492        (455,492)
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, December 31, 2006, restated                         $ (252,471)   $ (18,000)   $ (6,060,461)   $  2,524,655

    Common shares issued for preferred stock conversion
    Common shares issued for service                                          (18,750)
    Net loss                                                                              (11,727,964)
    Statutory reserves                                                                       (268,747)        268,747
    Foreign currency translation adjustments
                                                              ----------    ---------    ------------    ------------
 BALANCE, September 30, 2007, Unaudited                       $ (252,471)   $ (36,750)   $(18,057,172)   $  2,793,402
                                                              ==========    =========    ============    ============


                                                                  Other
                                                               Comprehensive
                                                               Income (Loss)     Totals
                                                               -------------  ------------
 BALANCE, December 31, 2005                                    $    156,089   $  5,268,723

    Common shares issued for cash                                                6,923,409
    Common shares issued for services                                                5,000
    Common shares issued for note conversion                                       425,000
    Common shares issued for preferred stock conversion                                 --
    Preferred shares issued                                                         90,000
    Common shares returned from Henyi due to diverstiture                         (532,026)
    Assumed warrants to issue common stock                                       2,640,000
    Net loss, restated                                                          (1,898,548)
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                        628,037        628,037
                                                               ------------   ------------
 BALANCE, September 30, 2006, Unaudited, restated              $    784,126   $ 13,549,595

    Common shares issued for service                                                52,500
    Deferred compensation                                                            6,000
    Common shares cancelled                                                             --
    Preferred stock dividends                                                      (48,703)
    Net loss, restated                                                          (3,156,464)
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                         47,560         47,560
                                                               ------------   ------------
 BALANCE, December 31, 2006, restated                          $    831,686   $ 10,450,488

    Common shares issued for preferred stock conversion                                 --
    Common shares issued for service                                                18,750
    Net loss                                                                   (11,727,964)
    Statutory reserves                                                                  --
    Foreign currency translation adjustments                       (431,794)      (431,794)
                                                               ------------   ------------
 BALANCE, September 30, 2007, Unaudited                        $    399,892   $ (1,690,520)
                                                               ============   ============

The accompanying notes are an integral part of this statement.


                CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                              2007            2006
                                                                          ------------    ------------
                                                                            Unaudited      Unaudited
                                                                          ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                                             Restated
    Net income (loss)                                                     $(11,727,964)   $ (1,898,548)
    Net loss (income) from discontinued operations                          10,810,942       2,015,336
                                                                          ------------    ------------
    Net income (loss) from continuing operations                              (917,022)        116,788
    Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) continuing
     operating activities:
       Shares issued for service                                                18,750           5,000
       Depreciation and amortization                                           440,688         562,081
       Bad debt expense                                                        522,560           4,589
       Minority interest                                                     1,120,717         954,403
    Change in operating assets and liabilities:
       Accounts receivable, trade                                           (1,742,677)       (703,903)
       Accounts receivable, related parties                                    (42,661)         (5,291)
       Notes receivable                                                             --         (12,407)
       Other receivables and prepayments                                      (766,004)      2,601,691
       Advances to suppliers                                                  (536,774)        743,692
       Other assets                                                                 --          98,072
       Inventories                                                          (2,764,315)       (212,639)
       Accounts payable                                                      2,337,325        (141,411)
       Accounts payable - related parties                                           --        (181,213)
       Other payables and accrued liabilities                                1,367,241        (529,468)
       Other payables - related parties                                     (1,217,880)      1,204,960
       Customer deposits                                                     2,603,385        (108,957)
       Taxes payable                                                            79,693        (879,291)
                                                                          ------------    ------------
         Net cash provided by continuing operating activities                  503,026       3,516,696
                                                                          ------------    ------------

CASH FLOWS FROM CONTINUING OPERATIONS INVESTING ACTIVITIES:
    Business acquisition - cash paid                                                --        (930,000)
    Cash acquired from business acquisition                                         --         415,361
    Purchase of intangible asset                                                    --      (1,176,980)
    Prepayment to purchase land use right                                     (515,767)             --
    Other receivables - related parties                                        198,787              --
    Purchase of equipment                                                     (209,265)     (1,920,070)
    Payment collected from long term loans receivables                         169,067              --
    Long term other receivables                                                     --        (799,920)
    Payment collected from/advances to related parties                          65,656      (1,950,189)
                                                                          ------------    ------------
         Net cash used in continuing operations investing activities          (291,522)     (6,361,798)
                                                                          ------------    ------------

CASH FLOWS FROM CONTINUING OPERATIONS FINANCING ACTIVITIES:
    Restricted cash                                                             92,010         512,874
    Dividend paid to Erye's former shareholder                                      --        (187,470)
    Proceeds from issuance of preferred stock                                       --          90,000
    Proceeds from issuance of common stock                                          --       7,351,534
    Payments on notes payable                                                 (378,856)             --
    Payment on short term convertible notes                                         --        (425,000)
    Payments on long term debts                                               (102,855)     (2,325,351)
    Payment on short term debts- related parties                                    --      (1,016,151)
                                                                          ------------    ------------
         Net cash (used in) provided by continuing operations
             financing activities                                             (389,701)      4,000,436

Net (decrease) increase in cash from continuing operations                    (178,197)      1,155,334
                                                                          ------------    ------------

Cash provided by (used in) discontinued operating activities                 2,218,568        (927,347)
Cash provided by discontinued operations investing activities               17,036,316       3,160,878
Cash used in discontinued operations financing activities                  (20,382,480)     (2,268,872)
                                                                          ------------    ------------
Net cash (used in) discontinued operations                                  (1,127,596)        (35,341)
                                                                          ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH                                                (84,150)        292,367
                                                                          ------------    ------------

(DECREASE) INCREASE IN CASH                                                 (1,389,943)      1,412,360

CASH, beginning of period                                                    2,958,556       1,026,606
                                                                          ------------    ------------

CASH, end of period                                                       $  1,568,613    $  2,438,966
                                                                          ============    ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

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

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and $1,600,000 to be used for working capital and/or expansion purposes. The cash contribution was to be made in installments. On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi including 1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company. As of June 30, 2007, Hengyi had already fully returned all 1,200,000 shares of the Company's common stock to the Company. Furthermore, the Company anticipates Hengyi will return the $620,000 in cash by March 31, 2008. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi will be returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company. All the parties to the rescission agreed that the transaction took effect as of July 1, 2006. The detail information of accounting for this transaction is disclosed in Note 16 - Business Combinations.

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired approximately 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye was $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. Out of the $3,000,000 to be paid in cash, $2,200,000 was to be contributed to the acquired Erye for working capital and/or expansion purposes.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

On December 31, 2005, our wholly owned subsidiary, CBC, entered into an Agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, the Company agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest $2 million into Tianyin operations. An additional 300,000 shares of our common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches $3,000,000. The unaudited numbers are substantially lower than the agreed to targets. The Company is currently evaluating the viability of the implementation of the Tianyin purchase agreement and will make a final determination after consulting with management of Tianyin. Based on the pre-conditions in the purchase Agreement, the Company decided not to assume the operational control of Tianyin at this time and is exploring options of changing the transaction terms or abandoning the acquisition of Tianyin should Tianyin's shareholders not compromise and meet the company's request for a reasonable purchase price. Appropriate disclosure will be announced upon the final determination by the board of the directors. Since this transaction is in the process of evaluation, the final determination of this merger transaction has not reasonably reached a conclusion; the financial statements of Tianyin have not been included in the consolidated financial statements for the period ended September 30, 2007.

On May 16, 2006 the Company entered into a purchase agreement which became effective at June 5, 2006, under which the Company acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by us to acquire the 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed in Note 16 - Business Combinations.

In March 2007, management determined that approximately $2.6 million of Enshi's trade receivables purchased are likely non-existent and therefore had no fair value on the date of acquisition. (See Note 15 for discussion of legal action pursued against the former owner and manager of Enshi.) In addition, due to the violation of certain covenants of the $11.5 million debt assumed in connection with the Enshi Acquisition, the debtor, RimAsia has taken over Enshi as collateral to the debt. The Company wrote off the entire amount of the investment in Enshi as a loss on discontinued operations in the third quarter of 2007. See Note 16 for more detail.

The principal activities of the Company, located in Mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines.

Note 2-  RESTATEMENT OF FINANCIAL STATEMENTS

Due to the discovery of the non-existent trade accounts receivable of approximately $2.6 million acquired in connection with the acquisition of Enshi, the $2.6 million of the purchase price originally allocated to receivables was re-allocated to buildings and land use rights in the December 31, 2006 financial statements. However, the Company has determined that under SFAS 141, Business Combinations, the subsequent discovery of the non-existent accounts receivable should not have resulted in a reallocation of the purchase price. Therefore the Company is restating the consolidated financial statements as of and for the year ended December 31, 2006 to appropriately reflect these adjustments, reducing the carrying value of acquired assets and recording $2.6 million in bad debt expense.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


The effects of the restatement are as follows:

Consolidated Balance Sheet as of December 31, 2006


                                       Previously
                                        reported     Adjustments      Restated
                                       -----------   -----------    -----------

Total current asset                    $20,281,714   $  (625,000)   $19,656,714
Plant and equipment, net                12,289,636    (1,183,130)    11,106,506
Intangible asset, net                   12,617,822      (864,683)    11,753,139
                                       -----------   -----------    -----------
Total Asset                             47,603,904    (2,672,813)    44,931,091
                                       ===========   ===========    ===========

Total liabilities                       30,465,329            --     30,465,329
Minority interest                        4,015,274            --      4,015,274
Total shareholders' equity              13,123,301    (2,672,813)    10,450,488
                                       -----------   -----------    -----------
Total liabilities and shareholders'
equity                                 $47,603,904   $(2,672,813)   $44,931,091
                                       ===========   ===========    ===========


Consolidated Statement of Operations and Other Comprehensive Income for year ended December 31, 2006:

                                                    Previously
                                                     reported       Adjustments      Restated
                                                   ------------    ------------    ------------
Total Revenue                                      $ 25,980,820    $         --    $ 25,980,820
Cost of goods sold                                   18,834,077              --      18,834,077
Operating expenses                                    7,003,566       2,636,970       9,640,536
Income taxes                                            122,967              --         122,967
                                                   ------------    ------------    ------------
Net loss from continuing operations                  (1,814,874)     (2,636,970)     (4,451,844)
Net loss from discontinued operation, net of tax       (603,169)             --        (603,169)
                                                   ------------    ------------    ------------
Net loss                                           $ (2,418,043)   $ (2,636,970)   $ (5,055,013)
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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Material inter-company transactions have been eliminated in the consolidation.

The consolidated financial statements of China biopharmaceuticals holdings, Inc. and subsidiaries reflect the activities of the following subsidiaries:

        Entity     Percentage of Ownership           Location
----------------   -----------------------     ------------------------
CBH                   Parent Company           United States of America
CBC                   100% owned by CBH          British Virgin Inland
Erye                  51% owned by CBH                   P.R.C
Keyuan                90% owned by CBC                   P.R.C

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investment purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis.

Patent

The patents represent patented pharmaceutical formulas, on which the Company have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, otherwise the patent costs will be subject to amortization over its estimated useful life period. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually when events and changes in circumstances indicate that the carrying value may not be recoverable.
Research and Development Costs

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

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2007 and 2006 were $61,918 and $11,802, respectively. For the three months ended September 30, 2007 and 2006, advertising costs amounted to $37,587 and $2,338, respectively.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $218,867 and $168,311 for the nine months ended September 30, 2007 and 2006, and $79,582 and $57,450 for the three months ended September 30, 2007 and 2006, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at September 30, 2007 amounted to $1,566,926 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has five major customers which represent approximately 12.6 % and 31.9% of the Company's total sales for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and , five major customers represent approximately 15.0% and 53.4%, respectively. Five customers accounted for 18.0% of total accounts receivable as of September 30, 2007.

For the nine months ended September 30, 2007 and 2006, the Company purchases approximately 52.9% and 53.4%, respectively, of their raw materials from five major suppliers. For the three months ended September 30, 2007 and 2006, five major customers represent approximately 54% and 26.1%, respectively. Five suppliers accounted for 59.3% of total accounts payables at September 30, 2007.

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

For the nine months ended September 30, 2007 and , revenue from sale of product was $22,502,081 and $20,297,538, respectively, made up of the following product categories:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


                                                         2007            2006
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
                                                                      Restated
                                                     -               -----------
Revenue from continuing operations:
Intermediary pharmaceuticals products                $ 6,568,968     $ 5,840,382
Prescription drugs                                    15,933,113      10,700,930
Services                                                      --         269,207
                                                     -----------     -----------
Total revenue from continuing operations             $22,502,081     $16,810,519
                                                     ===========     ===========

Revenue from discontinued operations
Over the counter drugs                               $        --     $ 3,487,019
                                                     ===========     ===========

For the three months ended September 30, 2007 and 2006, revenue from sale of product was $8,586,051 and $7,714,820, respectively, made up of the following product categories.

                                                         2007          2006
                                                     ----------     ----------
                                                     (Unaudited)    (Unaudited)
                                                     ----------     ----------
                                                                     Restated
                                                                    ----------
Revenue from continuing operations:
Intermediary pharmaceuticals products                $2,442,040     $1,808,583
Prescription drugs                                    6,144,011      3,398,586
                                                     ----------     ----------
Total revenue from continuing operations             $8,586,051     $5,207,169
                                                     ==========     ==========
Revenue from discontinued operations
Over the counter drugs                               $       --     $2,507,651
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

For the nine months ended September 30, 2007, revenue from sales of product, sales of new drug formulas, and R&D service amounted to $22,502,081, $0, and $0, respectively. For the nine months ended September 30, 2006 revenue from sales of product, sales of new drug formulas, and R&D service was $20,028,331, $0, and $ 269,207 respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited



For the three months ended September 30, 2007 and 2006, revenue from sales of product amounted to $8,586,051 and $7,714,820, respectively, and there was no revenue from sales of new drug formulas and R&D service.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $399,892 and $831,686 at September 30, 2007 and December 31, 2006 respectively. Assets and liabilities at September 30, 2007 and were translated at 7.50 and 7.80 RMB to $1.00 USD. The average translation rates applied to income statement accounts and statement of cash flows for the nine months ended September 30, 2007 and 2006 the were 7.66 and 8.01 RMB to $1.00 USD, and for the three months ended September 30, 2007 and 2006 were 7.55 and 7.96, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The convertible preferred stock was also anti-dilutive because the Company recorded net loss for the periods presented. The basic and diluted EPS were the same. The number of shares used in computing earnings per share for the nine months ended September 30, 2007 and 2006 was 36,300,869 and 34,902,548,
respectively. Basic and Diluted loss per share for the nine months ended September 30, 2007 were $0.33. Basic and Diluted loss per share for the nine months ended September 30, 2006 amounted to $0.06.

The number of shares used in computing earnings per share for the three months ended September 30, 2007 and 2006 was 36,465,312 and 34,902,548, respectively. Basic and Diluted loss per share for the three months ended September 30, 2007 were $0.32. Basic and Diluted loss per share for the three months ended September 30, 2006 was $0.01.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. The Company presents the taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

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

Note 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

     o Interest expense paid amounted to $109,656 and $120,849 for the nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, amounts of interest expense payment were $46,694 and $28,909, respectively.

     o No amount was paid for income tax for the nine month and three month periods ended September 30, 2007 and 2006.

Non-cash investing and financing activities

     o During the first quarter of 2007, the Company converted 512,500 shares of preferred stock to 753,572 shares of common stock.

     o During the second quarter of 2007, the Company issued 125,000 shares of restricted common stock in exchange of consulting service.

Note 5 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyze the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts was $693,460 at September 30, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

As of September 30, 2007, accounts receivable consisted of the following:

Accounts receivable                                                 $ 6,056,639
Allowance for doubtful accounts                                        (693,460)
                                                                    -----------
Accounts receivable, net                                            $ 5,363,179
                                                                    ===========

Note 6 - INVENTORIES

Inventories consisted of the following at September 30, 2007:

Raw materials                                                         $3,083,949
Refinery materials                                                     2,539,409
Packaging supplies                                                       264,216
Sundry supplies                                                           10,020
Work in process                                                          410,954
Finished goods                                                         2,812,435
                                                                      ----------
  Total inventories                                                   $9,120,983
                                                                      ==========

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of September 30, 2007:

Plant                                                               $ 2,974,373
Office equipment                                                         49,546
Machinery                                                             6,171,162
Automobile                                                              235,679
Construction in progress                                                 77,292
                                                                    -----------
  Total plant and equipment                                           9,508,052
  Less: accumulated depreciation                                     (5,311,270)
                                                                    -----------
  Plant and equipment, net                                          $ 4,196,782
                                                                    ===========

Depreciation expense for the nine months ended September 30, 2007 and were $363,647 and $367,534, and for the three months were $121,216 and $137,109, respectively.

Note 8-  OTHER ASSETS

Intangible Assets

Intangible assets at September 30, 2007 included land use rights and drug patents, and consist of the following: Land use rights:

  Erye                                                              $ 5,824,718
  Less: accumulated amortization                                       (410,173)
                                                                    -----------
                                                                      5,414,545
                                                                    -----------

  Prepayment on land - Erye                                           1,727,263

Patent:
  Approved drugs                                                        140,470
  Less: accumulated amortization                                       (140,470)
                                                                    -----------
                                                                             --
                                                                    -----------

Total intangible assets, net                                        $ 7,141,808
                                                                    ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Amortization expense for the nine months ended September 30, 2007 and 2006 was $77,041 and $194,547, and for the three months ended September 30, 2007 and amounted to $49,247 and $145,325, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks as of September 30, 2007:

Depositor    Name of Bank                                           Amount
---------    ------------                                          ------
Erye         Hua Xia Bank, Suzhou                                $  476,580
             Industrial and commercial bank, Suzhou                 360,180
                                                                 ----------
Total                                                            $  836,760
                                                                 ==========

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of September 30, 2007, the total amount of the long term notes receivable was $664,533. 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and the well financial conditions of the counter parties.

Note 9- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Subsidiary                   Amount       Due from           Term         Manner of settlement
--------------------------  --------    --------------    ----------      ------------------------
Erye                        $ 43,562    Hainan Kaiye      Short term      To be received in cash
                            ========


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Other Receivables - Related Parties

Subsidiary                   Amount         Due from          Term            Manner of settlement
--------------------------  -----------     --------------    ----------      ------------------------
Erye                        $ 1,232,616     Hainan Kaiye      Short term      To be received in cash
CBH                             500,000     Li Xiaobo         Short term      To be received in cash
                            -----------
                            $ 1,732,616
                            ===========



Long Term Other Receivables - Related Parties

Subsidiary                   Amount         Due from          Term            Manner of settlement
--------------------------  -----------     --------------    ----------      ------------------------
CBH                         $   554,344     Heng yi           Short term      To be received in cash
                            ===========

Loan to Shareholder and officer

Subsidiary                   Amount         Due from          Term            Manner of settlement
--------------------------  -----------     --------------    ----------      ------------------------
Keyuan                      $    44,022     Keyuan's          Short term      To be received in cash
                            ===========     shareholder

Other Payables - Related Parties

Subsidiary                   Amount         Due from          Term            Manner of settlement
--------------------------  -----------     --------------    ----------      ------------------------

Erye                            627,349     Erye Trading      Short term       To be paid in cash
Erye                            235,015     Hainan Kaiye      Short term       To be paid in cash
CBH                              87,922     Shareholders      Short term       To be paid in cash
Keyuan                              610     Shareholder       Short term       To be paid in cash
                            -----------
Total                       $   950,896
                            ===========

Note 10 - NOTES PAYABLE

The Company's subsidiary Erye has $2,121,060 notes payable to Erye's vendors for the purchase of drug raw materials. Notes payable are interest free and usually mature after a six month period.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Note 11- STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company. This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following list the provision of statutory reserves contributed as of September 30, 2007.

Year                        Amount
------------          -------------
2004                  $     60,750
2005                       383,873
2006                     2,080,032
2007                       268,747
                      -------------
Total                 $  2,793,402
                      =============

Note 12 - INCOME TAXES

Corporation Income Tax (CIT)

In accordance with the relevant tax laws and regulations of the People's Republic of China, a company is entitled to a full exemption from CIT for the first two years, and a 50% deduction in CIT for the next three years, commencing from the first profitable year. Erye was granted income tax exemption for two years commencing from January 1, 2006. The Company's income tax expense for the nine months and the three months ended September 30, 2007 and 2006 was zero.

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

Beginning January 1, 2008, the New Enterprise Income Tax ("EIT" law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


The Company's Subsidiaries, Suzhou Erye and Nanjing Keyuan, were established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company has not determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                          September 30
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
                                       ======     ======

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2007 and amounted to $913,740 and $650,592, respectively. The net effect on earnings (loss) per share if the income tax had been applied would increase loss per share for September 30, 2007 and 2006 by $0.03 and $0.02, respectively.

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2007 and 2006 amounted to $128,266 and $204,979, respectively. The net effect on earnings (loss) per share if the income tax had been applied would increase loss per share for and 2006 by $0.004 and $0.01, respectively.

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

VAT on sales and VAT on purchases amounted to $3,591,543 and $2,949,533 for the nine months ended and $2,865,957 and $2,269,420 for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $1,280,388 and $1,157,650 for the three months ended and $705,700 and $997,553 for the three months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Note 13 - LOANS

Loan from RimAsia

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Note 15 Business Combination. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of September 30, 2007, the balance of the debt was $11,500,000.

After a review of the Company's loan covenants in connection with the above loan, the Company determined that it is in violation of certain of the covenants, and the Company has not been granted a waiver from RimAsia. Therefore, , the $11.5 million loan is classified as a current liability at September 30, 2007. In July 2007, Enshi had been taken over by RimAsia as collateral for the loan.

The Company entered into an agreement on November 19, 2007 (the "Agreement") with RimAsia and its currently 51% owned subsidiary Erye, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (total of $12,508,534)will be converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at an effective conversion price between $1.01 and $1.02 per Preferred Share. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") will be lowered to $1.26 per share and the term of the Existing Warrants extended to
4.5 years from the closing date. This is conditioned on the Company signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the Company) before January 15, 2008, having such acquisition closed before June 30, 2008.

Short Term Bank Loans

The Company has a total amount of $2,307,820 in short term loans from five different banks in China. These loans mature in one year or less and renew automatically. The average interest rate is approximately 7.75%. Bank loans were collateralized by the land use right and buildings of Erye.

Interest expense for the nine months ended September 30, 2007 and 2006 were $1,058,005 and $529,075, respectively. Interest expense for the three months ended September 30, 2007 and 2006 were $371,511 and $438,092, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the nine months ended September 30, 2007 and 2006, the Company recognized rent expense of $42,124 and $32,741, respectively. For the three months ended September 30, 2007 and 2006, the Company recognized rent expense of $4,621 and $24,269, respectively.

As of September 30, 2007, the Company has outstanding commitments in respect to non-cancelable operating leases, which fall due as follows:

                                                           Amount
      For the three months ended December 31, 2007      $    2,743
              For the year ended December 31, 2008           5,486
                                                        -----------
                                             Total      $    8,229
                                                        ===========

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud. The Hong Kong courts frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for these serious breaches of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li and against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.


Note 15 - BUSINESS COMBINATIONS

Enshi Acquisition

On May 16, 2006, the Company entered into a purchase agreement which became effective at June 5, 2006, under which the Company acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shengyang Enshi Pharmaceutical Limited Company ("Enshi"). The Company paid $14.7 million to acquire 100% interest in both RACP and Enshi. Consideration included $12.55 million cash and $2.7 million in warrants. The Company applied the Black-Scholes model method to determine the value of the warrants.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


The Company determined the fair value of the acquired assets of Enshi based on an independent appraisal. The fair value of Enshi's net assets was in accordance with the independent appraisal of $16.7 million. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Enshi's fixed assets and intangible assets that would have been assigned to those assets.

In March 2007, management determined that approximately $2.6 million of trade receivables purchased were non-existent and therefore had no fair value on the date of acquisition. (See Note 15 for discussion of legal action pursued against the former owner and manager of Enshi.) Accordingly, $2.6 million of the purchase price originally allocated to receivables was re-allocated to buildings and land use rights on the financial statements as of and for the year ended December 31, 2006. Subsequently, the Company has determined that under SFAS 141, Business Combinations, the subsequent discovery of the non-existent accounts receivable should not have resulted in a reallocation of the purchase price. Therefore the Company is restating the consolidated financial statements as of and for the year ended December 31, 2006 to appropriately reflect these adjustments, reducing the carrying value of acquired assets and recording $2.6 million in bad debt expense. See effect of the restatement in Note 2.


Accordingly, assets acquired and debts assumed as of the acquisition date are listed below:

                                       Allocated
                Item                   Fair Value
-------------------------------       -----------
Current assets                        $ 6,840,881
Property, plant, and equipment          7,188,912
Intangible assets                       5,253,973
                                      -----------
Total assets                           19,283,766
                                      -----------

Total liabilities                       4,593,766
                                      -----------

Net assets                            $14,690,000
                                      ===========

Discontinued Operation - Suzhou Hengyi

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the Hengyi shareholders including 1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company in three installments by March 2008. The 1,200,000 shares of common stock were returned and cancelled in the third quarter of 2006. The Company does not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi was returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited



All the parties to the rescission agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two companies. The Company recognized loss on discontinued operation, net of tax effect, of $603,169, for the nine months ended September 30, 2006. The prior period results of operations and cash flows for Hengyi have been reported within discontinued operations in the accompanying statements.

Discontinued Operation - Shenyang Enshi

We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6, 2006; Subsequent to the acquisition of Enshi, the Company identified fraud by the previous owner and controlling shareholder of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") and breaches in the representations and warranties provided by him to the Company and the Defendants' including their refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and had requested rescission of the agreement and damages. Enshi's operations have been interfered with and as a result the Company decided to suspend its operations in the third quarter of 2007. In addition, Enshi has been taken over by RimAsia in July 2007 since Enshi was pledged as collateral for the $11.5 million loan owed to RimAsia in connection with the Enshi Acquisition,. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, management has decided to write off the entire carrying value of Enshi in third quarter of 2007 and has reported a loss on discontinued operations in the consolidated financial statements. The recovered value of Enshi after the completion of the litigation against Li Xiaobo, if any, will be recognized as income.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited

Note 16 - SHAREHOLDERS' EQUITY

Private placement closed in June, 2005 (the "Initial Preferred A Private Placement")

In June 2005, the Company entered into a June subscription agreement, referred to as the Initial Preferred A Subscription Agreement, with each of twenty eight
(28) accredited investors, to which the Company collectively refer as the Initial Preferred A Subscribers. Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers received shares of our Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), face value $1.00 per share, purchase price $1.00 per share convertible at a ratio of 1:1 into shares.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


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

Upon the execution of the Subsequent Preferred A Subscription Agreement, the Company also issued to the Subsequent Preferred A Subscribers one (1) warrant for every one (1) share of Series A Convertible Preferred Stock subscribed under the Subsequent Preferred A Subscription Agreement ("Subsequent Preferred A Warrants", and together with the Initial Preferred A Warrants, the "Preferred A Warrants"). The Subsequent Preferred A Warrants has the same terms as of those of the Initial Preferred A Warrants and the Subsequent Preferred A Subscribers are entitled to purchase an aggregate amount of 62,500 shares. Management determined the warrants had no value.

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

Management determined the warrants have no value. Pursuant to the Preferred A Subscription Agreement, the Company are required to file with the SEC a registration statement within 120 days, which registers all the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the Preferred A Warrants issued or issuable to the Preferred A Subscribers and WestPark in the private placements.
In addition, pursuant to Initial Preferred A Subscription Agreement and Subsequent Preferred A Subscription Agreement the Company are required to pay a penalty of 5% per month if the registration statement has not become effective before the required date. The related penalties prior to the SB-2 effective date were accrued by the Company. The SB-2 was filed and effective on May 11, 2006.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Dividend Paid on the Preferred Stocks

Pursuant to the Initial Preferred A Subscription Agreement, the Initial Preferred A Subscribers were entitled to receive annual dividend of 7% of the amount invested.

Issuance of Shares/Warrants for Services

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


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

Upon the execution of the Initial Common Stock Securities Purchase Agreement, the Company also issued to the Initial Common Stock Purchaser one million (1,000,000) warrant with an exercise price of $1.25 per share of common stock ("Initial Common Stock Warrants"). The Initial Common Stock Warrants will expire four (4) years from the date of the issuance.

Under the Initial Common Stock Securities Purchase Agreement, The Company has agreed not to issue shares or securities convertible or exchangeable into shares at a price equal to or lower than $1.00 per share and not issue any warrants or securities that are exercisable into shares at a price lower than $1.25 per share.

Pursuant to the Initial Common Stock Securities Purchase Agreement, the Initial Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in twelve (12) months the effective date of the registration statement..

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

Private placement closed on March 10, 2006 (the "Subsequent Common Stock Private Placement")

On March 10, 2006, the Company entered into a securities purchase agreement, referred to as the Subsequent Common Stock Securities Purchase Agreement, with various investors, referred to as the Subsequent Common Stock Purchaser. Pursuant to the Subsequent Common Stock Securities Purchase Agreement, the Company issued 6,831,863 shares to the Subsequent Common Stock Purchaser at $1.01 per share.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
--------------------------------------------------------------------------------
                                    Unaudited


Note 17 - Subsequent Event

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to RMB12 million (approximately $1.6 million) to the Developer. Of the total $1.6 million, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer.

     The Company entered into an agreement on November 19, 2007 (the "Agreement") with RimAsia, as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (total of $12,508,534)will be converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at an conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock, Additionally, the exercise price of US$1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") will be lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This is conditioned on the Company signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the Company) before January 15, 2008, having such acquisition closed before June 30, 2008. The Company shall make further disclosure on the Agreement within 4 business days from the date of this quarterly report on Form 10QSB. Amendment regarding this matter to related prior period financial statements will also be filed in the near future.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts decreased to $693,460 at September 30, 2007 from $911,064 at December 31, 2006. This decrease of $228,619 mainly resulted from the discontinuation of Enshi operation. As of September 30, 2007, accounts receivable, net of allowance for doubtful accounts, amounted to $5,363,179. The days sales outstanding were 73 days for three months ended September 30, 2007, compared to 66 days for the same period in 2006. The increase in the collection period resulted mainly from the slow collection of account receivables from our subsidiary Nanjing Keyuan's customers due to the enhanced government regulations on R&D activities. Also, in 2007, we approved to extend payment term for several major customers, which slowed the collection of accounts receivable.

The following table provides the roll forward of the allowance of doubtful accounts of the continuing operations:

     As of December 31, 2006                                       $682,445
     Translation difference for the Nine month period ended
     September, 2007                                                 11,015
                                                                   --------

     As of September 30, 2007                                      $693,460
                                                                   ========

The following list the aging of our accounts receivable as of September 30, 2007:

              3 months           6 months         9 months            Over 9 months          Over 1 year
   Total       Amount      %      Amount     %     Amount        %        Amount       %       Amount       %
-----------  ---------  -------  --------  ----- ----------   ------- -----------   ------- ----------- ---------
$6,056,639   4,246,841  70.12%    461,855  7.63%   208,748     3.44%      49,429     0.82%   1,089,766    17.99%

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

     We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6, 2006; Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Enshi's operations have been interfered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component. Therefore, operating results of Enshi are not reflected in our results for the three and nine months ended September 30, 2007.

On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio. Therefore, the results of Hengyi's operations and cash flows for the three and nine months ended September 30, 2006 were reported as discontinued operations in our consolidated financial statements.

The following discussion is based on results of operation from continuing operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED September 30, 2007 AS COMPARED TO THREE MONTHS ENDED September 30, 2006

REVENUE.

     Revenue for the three months ended September 30, 2007 was $8,586,051 while the revenue for the three months ended September 30, 2006 was $5,207,169 representing an approximately 65% increase. The increase is mainly attributed to a significant increase of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"). Erye's revenue increased approximately 65% in the third quarter of 2007 compared with its revenue in the third quarter of 2006. The current industry environment provides a great opportunity for Erye to grow its core business. The government issued a new medical insurance policy called "Cooperative Medicare" in an effort to cover all the farmers in the countryside in China. The government has been spending billions of dollars to implement this new policy. Erye's products are mainly focused on middle end to low end markets and therefore, fit the new government policy.

COST OF GOODS SOLD

     Cost of goods sold for the three months ended September 30, 2007 was $5,968,079 as compared to $3,913,156 for the three months ended September 30, 2006. Cost of goods sold as a percentage of sales revenues was approximately 69% for the three months ended September 30, 2007 as compared to approximately 75% for the three months ended September 30, 2006. The increase in amount of cost of goods sold is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in third quarter.

GROSS PROFIT.

     Gross profit in the three months ended September 30, 2007 amounted at $2,617,972, as compared to $1,294,013 for the three months ended September 30, 2006, representing approximately 101% increase. The gross profit margin for the three months ended September 30, 2007 was 30% as compared to approximately 25% for the three months ended September 30, 2006. Erye's high gross margin contributed mainly to the company's increase in gross margin.

OPERATING EXPENSES

     Operating expenses for the three months ended September 30, 2007 was $2,483,056 as compared to $796,769 for the three months ended September 30, 2006, representing 212% increase. The increase is attributed mainly to high operational expenses of Erye related to R&D.

RESEARCH AND DEVELOPMENT

     Research and development costs for the three months ended September 30, 2007 were $315,335 as compared to $5,579 for the three months ended September 30, 2006, This increase was primarily attributable to Erye's research and development activity in the third quarter of 2007.


INCOME FROM CONTINUING OPERATIONS

     Loss from continuing operations in the three months ended September 30, 2007 amounted at $821,538, as compared to $541,743 for the three months ended September 30, 2006, representing approximately 52% increase in loss. The increase is mainly attributable to increase in Erye's R&D activities and a write off of a receivable of $533,600 due from Enshi.

DISCONTINUED OPERATIONS

     Net loss from discontinued operations for the three months ended September 30, 2007 was $10,788,868. This net loss is attributable to the total value of Enshi's write off. Enshi's operations have been suspended and Enshi no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi were presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. This is one time write off. A detailed description of the factual circumstances surrounding the operation of Enshi since its acquisition and the related litigation against its former shareholder is provided further in this discussion under Liquidity and Capital Resources and also in part II of this quarterly report.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE.

     Revenue for the nine months ended September 30, 2007 was $22,502,081 while the revenue for the nine months ended September 30, 2006 was $16,810,519, representing an approximately 34% increase. The increase is mainly attributed to Erye's significant revenue growth. Erye's revenue increase approximately 19% in the nine month period ended September 30,2007 compared with its revenue in the same period of 2006. The current industry environment provides a great opportunity for Erye to grow its core business. The government issued a new medical insurance policy called "Cooperative Medicare" in an effort to cover all the farmers in the countryside in China. The government has been spending billions of dollars into this new policy. Erye's products are mainly focused on middle to low end markets and therefore, fit the new government policy.

COST OF GOODS SOLD

     Cost of goods sold for the nine months ended September 30, 2007 was $16,532,703 as compared to $12,631,766 for the nine months ended September 30, 2006. Cost of goods sold as a percentage of sales revenues was approximately 74% for the nine months ended September 30, 2007 as compared to approximately 75% for the nine months ended September 30, 2006. The increase in the amount of cost of goods sold is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in the first nine months of 2007. Cost of goods sold as percentage of sales revenues remains consistent.

GROSS PROFIT.

     Gross profit in the nine months ended September 30, 2007 amounted to $5,969,378, as compared to $4,178,753 for the nine months ended September 30, 2006, representing approximately 43% increase. The gross profit margin for the nine months ended September 30, 2007 was 26% as compared to approximately 25% for the nine months ended September 30, 2006. The increase in gross profit is attributed primarily to Erye's high revenue growth.

OPERATING EXPENSES

     Operating expenses for the nine months ended September 30, 2007 was $4,546,626 as compared to $2,733,768 for the nine months ended September 30, 2006, representing 66% increase. The increase is attributed mainly to high operational expenses of Erye and CBH related to R&D, consulting, legal, and accounting fee.

RESEARCH AND DEVELOPMENT

     Research and development costs for the nine months ended September 30 ,2007 was $329,603 as compared to $504,401 for the nine months ended September 30, 2006, representing a 35% decrease. This decrease was primarily attributable to a slowing of research and development activity as the Chinese SFDA drastically reduced its level of regulatory approval activity. This change at the Chinese SFDA occurred because of wide-ranging scandals leading to the departure of many high and mid-level SFDA officials.

INCOME FROM CONTINUING OPERATIONS

     Loss from continuing operations in the nine months ended September 30, 2007 amounted at $917,022, as compared to an income of $116,788 for the nine months ended September 30, 2006, representing approximately 885% decrease. The decrease is mainly attributable to the interest expenses on the $11.5 million debt in connection to the acquisition of Enshi.

DISCONTINUED OPERATIONS

     Net loss from discontinued operations for the nine months ended September 30, 2007 was $10,810,942. This net loss is attributable to the total value of Enshi's write off. Enshi's operations have been suspended and Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi were presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. This is one time write off. A detailed description of the factual circumstances surrounding the operation of Enshi since its acquisition and the related litigation against its former shareholder is provided further in this discussion under Liquidity and Capital Resources and also in part II of this quarterly report.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2007, total current assets were $21,023,213 and total current liabilities were $30,722,070. Cash and cash equivalents on September 30, 2007 were $1,568,613, a decrease of $1,389,943 from the $2,958,556 reported on
December 31, 2006.

For the nine months ended September 30, 2007, net cash provided by operating activities was $503,026, net cash used in investing activities was $291,522, and net cash used in financing activities was $389,701. For the nine months ended September 30, 2006, net cash provided by operating activities was $3,516,696, net cash used in investing activities was $6,361,798, and net cash provided by financing activities was $4,000,436. Cash used in investing activities during the nine months ended September 30, 2007 resulted mainly from purchase of land use right and property, plant and equipment. Cash used by financing activities in the nine months ended September 30, 2007 results primarily from payments on short term and long term debts.

The Enshi acquisition has created a drag on the Company's overall operational results and expansion plan due to Enshi below-expectation results and the associated large acquisition financing loan. Upon the acquisition of Enshi the Company has identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Currently, RimAsia, which provided the Company with the Enshi acquisition related financing loan has taken ownership of RACP, the holding company of Enshi with expectation to return Enshi to the Defendants. Enshi's operations have been interfered with and as a result we have decided to suspend its operations. Enshi's operations have been suspended and Enshi no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi were written off and presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income.

Other than Enshi, the other main manufacturing unit, Erye, demonstrated impressive growth of more than 68% in net income in the first nine months of year 2007, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. We expect that the recent changes in our management, whereas Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng joined our board of directors and are now playing an active role in our management, will improve our overall operations, giving play to their industrial and manufacturing and marketing expertise.

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

Due to the Enshi acquisition financing, the Company is servicing a loan of $11,500,000 in connection with the acquisition of RACP Pharmaceuticals as presented in Note 13 of our notes to consolidated financial statements. Interest on the loan will be paid semi-annually at an annual rate of 11%. As of September 30, 2007, the balance of the long-term debt was $11,500,000.

After a review of the covenants in connection with the above-mentioned loan, the Company determined that it may be in violation of certain of the covenants due to the situation at Enshi. Therefore, the $11.5 million loan is classified as a current liability.

The Company has entered into a conditional loan conversion agreement with RimAsia on November 19, 2007 as a follow-up to the letters of intent signed on July 14, 2007 and August 2, 2007., Detailed description of the agreement can be found under Part II, Item 5 of this quarterly report.

Going forward, our primary requirements for cash consist of: (1) Stabilize and streamline the Erye operation;(2) acquire additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (3) continue R&D for more selected new drug projects (4) build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operating activities other than acquisition activities for next three months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

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

     Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. As of September 30, 2007, the value of the Renminbi to the U.S. dollar was translated at 7.50 RMB to $1.00 USD.

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

     Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 5. OTHER INFORMATION.

     The Company entered into an agreement on November 19, 2007 (the "Agreement") with RimAsia and its currently 51% owned subsidiary Erye, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (total of $12,508,534)will be converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at an effective conversion price Of $2.0222 per Preferred Share. Each preferred Share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") will be lowered to $1.26 per share and the term of the Existing Warrants extended to
4.5 years from the closing date. This is conditioned on the Company signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the Company) before January 15, 2008, having such acquisition closed before June 30, 2008. The Company shall make further disclosure on the Agreement within 4 business days from the date of this quarterly report on Form 10QSB. Amendment regarding this matter to related prior period financial statements will also be filed in the near future.

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


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ Chris Peng Mao
                                     -------------------------------------------
                                     Name:  Chris Peng Mao
                                     Title: Chief Executive Officer
                                     Date: November 19, 2007


                                     By: /s/ HUNAG Chentai
                                     -------------------------------------------
                                     Name:  HUANG Chentai
                                     Title: Chief Financial Officer
                                     Date: November 19, 2007