Form 10KSB
period 2007-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2008-04-15
CIK 352868

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

|_| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: |_| No: |X|

The issuer's revenues for the fiscal year ended December 31, 2007 were $31,927,378.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $17,844,160 as of March 1, 2008.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of                            Number of Shares Outstanding
Equity Securities                                 as of March 31, 2008
------------------------------------------------------------------------------
Common Stock, $0.01 par value                     36,982,313

Transitional Small Business Disclosure Format: Yes: |_| No: |X|

================================================================================

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
PART I                                                                                                                            1
Item 1      Description of Business                                                                                               1
Item 2      Description of Property                                                                                              20
Item 3      Legal Proceedings                                                                                                    21
Item 4      Submission of Matters to a Vote of Security Holders                                                                  21

PART II                                                                                                                          21
Item 5      Market for Common Equity and Related Stockholders Matters                                                            21
Item 6      Management's Discussion and Analysis or Plan of Operation                                                            23
Item 7      Financial Statements                                                                                                 29
Item 8      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                                 29
Item 8A     Controls and Procedures                                                                                              30
Item 8B     Other Information                                                                                                    30

PART III                                                                                                                         30
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
            Act                                                                                                                  30
Item 10     Executive Compensation                                                                                               34
Item 11     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                       37
Item 12     Certain Relationships and Related Transactions                                                                       38
Item 13     Exhibits                                                                                                             39
Item 14     Principal Accountant Fees and Services                                                                               41

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

      On December 31, 2005, our wholly owned subsidiary, CBC, entered into an agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to acquire a 51% ownership interest in Tianyin. The agreement with Tianyin has been terminated and we are no longer in a merger discussion with Tianyin.

      On May 16, 2006, we entered into a Conditional Stock Purchase Agreement with RACP Pharmaceutical Holdings Ltd., a British Virgin Islands company ("RACP Pharmaceutical"), Mr. Li Xiaobo and certain other parties to acquire 100% ownership interest in Shenyang Enshi Pharmaceutical Co, Ltd. ("Enshi"), a pharmaceuticals manufacturer. On June 6, 2006, our management moved into Enshi's offices to take over Enshi's operations. On June 30, 2006, all required paperwork and procedures were completed and ownership of Enshi was transferred to us. As a result of the acquisition of RACP Pharmaceutical and Enshi, we assumed approximately $12,000,000 indebtedness owed to RimAsia Capital Partners ("RimAsia") that provided the funding for Enshi acquisition through RACP Pharmaceutical as a special purpose acquisition vehicle and assumed the obligation to issue RACP 12,000,000 warrants at an exercise price of $1.375 per share of the Company's common stock for a 3 year period. Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Enshi's operations have been interfered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company.

      We entered into a conditional loan conversion agreement with RimAsia on November 19, 2007 as a follow-up to the letters of intent signed on July 14, 2007 and August 2, 2007, Detailed description of the agreement can be found under Item 6, in the Liquidity and Capital Resources section of this annual report.

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

Research & Development

      We through our subsidiary Keyuan, have a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. Keyuan has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. Keyuan also has a rich existing product pipeline. The technological backbone of the Keyuan advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that have only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables Keyuan to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by capable drug research scientists and development experts in China. Keyuan has a product pipeline containing approximately forty major products, including eight drugs that are ready for commercialization in China. Keyuan also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. Keyuan has built a Library of Targeted Drug Candidates ("LTDC") with 40,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. Keyuan collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the LTDC. Keyuan has built its LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies. Due to the Chinese government overhaul of the regulatory framework for research and development of new drugs, there was a slow down in the new drug research and development field in China overall and in Keyuan as a result.

Raw Materials

      Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye's raw material Acetylspiramycin per oral has gained 15% of domestic market share in year 2006. (According to Statistics China Association of Pharmaceutical Commerce).

Manufacturing

      Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard set by the State Food and Drug Administration ("SFDA") of China and marketing network that covers 30 provinces in China. Erye has obtained production certificates for 131 drug items, among which 108 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye's sales exceeded $31 million in 2007, and Oxacillin Sodium taking 95% of domestic market share (According to Statistics of China Association of Pharmaceutical Commerce).

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

      Our products can be divided into three categories; new drugs through R&D, drug materials & intermediates and commercialized drugs:

New drug:

      We, through our subsidiary Keyuan, have a product pipeline of about forty five new drugs for the treatment of diseases such as cardiovascular and infectious diseases. In year 2008, we expect Keyuan to have 5 new drugs that will be approved by SFDA. We plan to commercialize the majority of its drugs and license and sell the remaining of its drugs. The table below lists the products of Keyuan, our subsidiary. For each drug, the table indicates the condition for treatment and SFDA approval and licensing status. SFDA provides administrative protection for a period of 3-5 years for drugs newly introduced to China.

                                                                                                         SFDA Authorized
No.     Drug Name                         Target Treatment              Clinical Program Status          Protection Date
---     --------------------------        -----------------------       -----------------------------    ---------------------------
1       Diclofenac Sodium Lozenges        Oral ulcer, stomatitis,       Approved and licensed by SFDA    2026.10.7 Patent protection
                                          small oral operation          Approval No. H20031259
                                                                        Patent number CN1413583A
                                                                        Patent application number
                                                                        011360828


2       Rhodiola rosea L. abstracts       Alzheimer disease             Preclinical                      2028.9.26 Patent Protection
                                                                        Patent application number
                                                                        031583490


3       Platinum(II) complexes Yibo       Cancers                       Preclinical                      2029.4.27 Patent Protection
                                                                        Patent application number
                                                                        2004100147727

4       Cefixime capsules                 Antibiotics                   Approved and licensed by SFDA    2008.09.11
                                                                        Approval No. H20041528

5       Cefixime granules                 Antibiotics                   Approved and licensed by SFDA    2008.09.11
                                                                        Approval No. H20041645

                                                                                                         SFDA Authorized
No.     Drug Name                         Target Treatment              Clinical Program Status          Protection Date
----    -----------------------------     --------------------------    -------------------------------  ---------------------------
6       Loxoprofen sodium material        Pain and inflammation         Approved and licensed by SFDA    2008.07.24
                                                                        Approval No. H20041922

7       Loxoprofen sodium tablets         Pain and inflammation         Approved and licensed by SFDA    2008.07.24
                                                                        Approval No. H20041923

8       Gliclazide Sustained Release      II-type diabetes              Approved and licensed by SFDA    Generic Drug
        Tablets                                                         Approval No. H20056883

9       Nizatidine material               Gastric ulcer                 Approved and licensed by SFDA    Generic Drug
                                                                        Approval No. H20053694

10      Loxoprofen sodium granules        Pain and inflammation         Approved and licensed by SFDA    Generic Drug
                                                                        Approval No. H20052446

11      Meglumine Adenosine               Heart Failure                 Approved and licensed by SFDA    Generic Drug
        Cyclophosphate for injection                                    Approval No. H20040859

12      Aceglutamide for injection        Post-neurosurgery coma        Approved and licensed by SFDA    Generic Drug
                                                                        Approval No. H20040887

13      Loratadine material, tablets      Allergic rhinitis, Allergic   Approved and licensed by SFDA    Generic Drug
                                          dermatosis                    Approval No. H20051688

14      Secnidazole material              Infection of anaerobe and     Clinical trial finished, Filed   Subject to SFDA Pending
                                          trichomonas vaginalis                                          Administrative Protection

15      Secnidazole tablets, capsules     Infection of anaerobe and     Clinical trial finished, Filed   Subject to SFDA Pending
                                          trichomonas vaginalis                                          Administrative Protection

16      Desloratadine material and        Allergic rhinitis, Allergic   Clinical trial finished, Filed   Subject to SFDA Pending
        tablets                           dermatosis                                                     Administrative Protection

17      Nafamostate mesilate material     Disseminated Intravascular    Clinical trial finished          Subject to SFDA Pending
                                          Coagulation                                                    Administrative Protection
                                          (DIC),   Pancreatitis

18      Nafamostate mesilate for          Disseminated Intravascular    Clinical trial finished          Subject to SFDA Pending
        injection                         Coagulation (DIC),                                             Administrative Protection
                                          Pancreatitis

19      Torasemide material               Diuretic, Hypertension,       Clinical trial finished          Subject to SFDA Pending
                                          Ascites, Heart failure,Renal                                   Administrative Protection
                                          failure

                                                                                                           SFDA Authorized
No.     Drug Name                      Target Treatment                 Clinical Program Status            Protection Date
---     ------------------------       -----------------------------    -------------------------------    -------------------------
20      Torasemide tablets             Diuretic, Hypertension,          Clinical trial finished, Filed     Subject to SFDA Pending
                                       Ascites, Heart failure,Renal                                        Administrative Protection
                                       failure

21      Torasemide capsules            Diuretic, Hypertension,          Clinical trial finished, Filed     Subject to SFDA Pending
                                       Ascites, Heart failure,Renal                                        Administrative Protection
                                       failure

22      Torasemide for injection       Diuretic, Hypertension,          Clinical trial finished, Filed     Subject to SFDA Pending
                                       Ascites, Heart failure,Renal                                        Administrative Protection
                                       failure

23      Edaravone material             Acute Cerebral infarction        Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2003L02173

24      Edaravone Injection            Acute Cerebral infarction        Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 6 months                    Administrative Protection

25      Edaravone Sodium Chloride      Acute Cerebral infarction        Clinical trial application         Subject to SFDA Pending
         Injection                                                      approved, Phase II                 Administrative Protection
                                                                        Approval No. 2004L00440

26      Sofalcone material             Gastric ulcer                    Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 8 months                    Administrative Protection

27      Sofalcone tablets              Gastric ulcer                    Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 8 months                    Administrative Protection

28      Sofalcone capsules             Gastric ulcer                    Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 8 months                    Administrative Protection

29      Sofalcone granules             Gastric ulcer                    Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 8 months                    Administrative Protection

30      Nateglinide material           II-type diabetes                 Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2003L00073

31      Nateglinide tablets            II-type diabetes                 Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2003L00131

32      Heptaplatin material           Tumor                            Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2003L01704

33      Heptaplatin for injection      Tumor                            Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2003L01705

34      Indosine Pranobeox material    Antivirus                        Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection
                                                                        Approval No. 2005L00979

35      Indosine Pranobeox tablets     Antivirus                        Clinical trial will be finished    Subject to SFDA Pending
                                                                        within 1 year                      Administrative Protection

36      Flucloxacillin Magnesium       Anti-infection                   Clinical trial application         Subject to SFDA Pending
                                                                        approved, Phase II                 Administrative Protection

                                                                                                          SFDA Authorized
No.     Drug Name                      Target Treatment                Clinical Program Status            Protection Date
----------------------------------     ----------------------          -------------------------------    --------------------------
37      Flucloxacillin Magnesium       Anti-infection                  Clinical trial application         Subject to SFDA Pending
        granules                                                       approved, Phase II                 Administrative Protection
                                                                       Approval No. 2006L04026

38      Flucloxacillin                 Anti-infection                  Clinical trial application         Subject to SFDA Pending
        Magnesium/Amoxicillin                                          approved, Phase II                 Administrative Protection
        granules                                                       Approval No. 2006L03988

39      Epinastine                     Allergic dermatosis             Clinical trial finished, Filed     Subject to SFDA Pending
                                       Allergic rhinitis                                                  Administrative Protection

40      Epinastine tablets             Allergic dermatosis             Clinical trial finished, Filed     Subject to SFDA Pending
                                       Allergic rhinitis                                                  Administrative Protection

41      Strontium Ranelate             Osteoporosis                    Application for clinical trial     Subject to SFDA Pending
                                                                                                          Administrative Protection

42      Strontium Ranelate granules    Osteoporosis                    Application for clinical trial     Subject to SFDA Pending
                                                                                                          Administrative Protection

43      Pirfenidone                    Fibrosis                        Preclinical study                  Subject to SFDA Pending
                                                                                                          Administrative Protection

44      Pirfenidone tablets            Fibrosis                        Preclinical study                  Subject to SFDA Pending
                                                                                                          Administrative Protection

45      CBH 0601                       Diabetic nephropathy            Preclinical study                  Subject to SFDA Pending
                                                                                                          Administrative Protection

Raw Materials and Intermediaries

      Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye's Acetylspiramycin per oral has gained 15% and Oxacillin Sodium gained 95%of domestic market share.

      Below is a list of Erye's major intermediary products (According to Statistics of China Association of Pharmaceutical Commerce):

Drug/Product Name              Target Treatment            Market Share
-----------------              ----------------            ------------
Azlocillin Sodium              Antibiotics                     30%
Oxacillin sodium               Antibiotics                     95%
Acetylspiramycin               Antibiotics                     15%

Commercialized Drugs

      The acquisition of 51% of the ownership interest of Erye, adds new drug products to our pipeline, manufacturing capabilities that comply with China GMP standard set by the SFDA of China and marketing network that covers 30 provinces in China. Erye has obtained production certificates for 127 drug items, among which 125 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye's drugs Oxacillin Sodium accounted in 2007 for 95% of domestic market share.

      Below is a list of Erye's major pharmaceutical products:

Drug/Product Name                                             Target Treatment                        Status
-------------------------------------------------------       -----------------------   ----------------------------------
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

      We currently have 30 sales representative offices in China, covering nearly all the main cities of China.

OUR RESEARCH AND DEVELOPMENT

      We have a robust research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicinal products. Our R&D team consists of experts in the fields of medical technology, biotechnology, and pharmaceuticals with over 10-years of market place experience and a proven record of success in the management of pharmaceutical businesses in China. The Company has developed a discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. We also have a rich product pipeline. The technological backbone of the Company's R&D capabilities is a Drug Screening and Testing System based on certain
Post-Genomics Era bio-technologies. This proprietary gene-level technology platform enables the Company to deliver the next generation of drugs which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by some of the best drug research scientists and development experts in China. Our subsidiary Keyuan, has a product pipeline of about forty major new drugs for the treatment of diseases such as cardiovascular and infectious diseases. We also offer contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. We have built a Library of Targeted Drug Candidates ("LTDC") with 40,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. We collaborate with China Pharmaceutical University, which is a shareholder of the Company, in building allied R&D laboratory for drug screening and testing and enhancing the resources of chemical compounds in the library. Due to the Chinese government overhaul of the regulatory framework for research and development of new drugs, there was a slow down in the new drug research and development field in China overall and in Keyuan as a result.

      We leverage our relationship with the research laboratory of China Pharmaceutical University which is a shareholder of our company. We have the right of first refusal on their new drug discoveries. We spent $ 271,030 and $1,303,417 on research and development during 2007 and 2006, respectively.

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

      Our subsidiary Erye has seven SFDA approved and certified production lines. The capsule pharmaceutical workshop and the Azlocillin sodium workshop are all designed by the Designing Institute of Medical Engineering of Nanjing. The total construction area for the workshop is approximately 2,400 square meters with an area of 1,450 square meters of medicine workshop of aseptic raw materials, 550 square meters for 100,000 grades purification control zone and
350 square meters for 300,000 grades purification control zone. Different production control zones are furnished with separated air conditioning system respectively according to different varieties and control request. Erye's total area of warehouse is 4,570 square meters and is set up for finished product storehouse, original auxiliary materials storehouse and packing materials storehouse. Erye has an industrial waste reservoir which is situated at a separated area outside the main production premises. The area of quality control building is 685 square meters and it consists of the microbiology laboratory, biological examination room, instrument laboratory, chemical laboratory, standard solution room, sample room and animal's laboratory. The quality control room is furnished with the gaseous phase chromatograph of Model GC-14C, SPD-10AVP type high-efficient liquid phase chromatograph, the titri-metric appearance of electric potential of Model ZDJ-ID, FTIR-8400S type infrared spectro-comparator, etc. Every workshop uses the special-purpose production equipment. The equipment directly contacted with the medicines is making of high quality stainless steel materials and apt to production operation, repairing, maintaining and washes. It can also prevent the operation mistake and reduce pollution.

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

Good Product Pipeline

      Our subsidiary Keyuan has an existing pipeline of approximately forty five new drugs we intend to introduce to the Chinese market or license to other pharmaceutical companies. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation.

R&D Capabilities and Technology

      We have managed to obtain intellectual property rights for our advanced technologies and to gain a strong competitive edge over the vast majority of all domestic pharmaceutical companies. Our R&D capabilities are one of the most advanced in the Chinese pharmaceutical industry. Our advanced R&D technology platform represents the latest drug discovery and development tools available for screening potential drug candidates for new drugs. Additionally, through our joint venture with the University's R & D laboratory, we have access to China's most promising pharmaceutical development projects and to the nation's top-level expertise from academia, government, and industry.

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

EMPLOYEES

      The number of our employees has remained relevantly stable as compared to 2006. Currently we have approximately 520 full-time employees, with all employees falling into the following categories:

      By Company:

                                                                      Number of
                                     Company                          Employees
--------------------------------------------------------------------------------
                                    CBH & CBC                             10
                                      Keyuan                              20
                                       Erye                              520
                                      TOTAL:                             550

      By job:

                           Management & Administration                 60
--------------------------------------------------------------------------------
                             Technology and research                      48
                               Sales and marketing                        85
                        Production - drug material & drugs               357
                                      TOTAL:                             550

      We have employment contracts with a significant number of our employees. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good. All of our employees are located in Jiangsu Province, China.

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

CHINA RELATED RISKS

      Our assets are located in China and its revenues are derived from its operations in China

      In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company's future manufacturing expansions. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our company's development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

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

      The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

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

      Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. During 2007, the RMB value appreciated and as of March 31, 2008, the exchange rate of the RMB against the USD was RMB7.0137 for US$ 1.00.

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

There could be changes in government regulations towards the pharmaceutical industries that may adversely affect our business and products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications by June 30, 2004, and to receive approvals by December 31,2004. We have received our certifications. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future, our businesses would be materially and adversely affected.

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

COMPANY'S RELATED RISKS

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

      |_| require us to incur substantial expense, even if we are insured or successful in the litigation;

      |_| require us to divert significant time and effort of our technical and management personnel;

      |_| result in the loss of our rights to develop or make certain products; and

      |_| require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

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

      There have been historical deficiencies with our internal controls and these remain areas of our internal and disclosure controls that require improvements, and we are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

      We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of
Section 404. As a result, we have incurred additional expenses and a diversion of management's time. If we are not able to continue to meet the requirements of
Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our stock.

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

      Risks related to not declaring or paying any dividends to our shareholders

      We did not declare any dividends for the year ended December 31, 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

      The Company's financial structure is leveraged which may risk our ability to raise additional financing

      Due to the $11.5 million acquisition financing of Enshi the Company's capital structure is leveraged with a convertible preferred shares from RimAsia Capital Partners, L.P., which may be converted back into a loan if a merger is not completed by June 30, 2008, which may significantly limit the Company's ability to raise additional financing for its operations and growth and negatively impact on the Company's business operations and financial results.

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

      Risks related to penny stocks

      Our common stock may be subject to regulations prescribed by the SEC relating to "Penny Stock." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

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

      Moreover, we may need to raise additional funds in the future to finance new developments or expand existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage ownership of the existing shareholders may be reduced. Existing shareholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders Risks related to concentration of ownership

      Certain of our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders. Certain of our officers, directors and principal stockholders control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all Registrant's stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

      Our subsidiary Erye owns approximately 49,000 square meters in the city of Suzhou, Jiangsu Province. At the end of 2007, the book value of our total assets was $31,775,563. Erye's land and buildings, amount to approximately 15% of this book value. Keyuan does not own any land or building.

ERYE'S PROPERTIES

      All properties of Erye are located at No. 839, Pan Xu Road, Suzhou City and twelve of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us. Erye solely owns all properties with land use right title and certificates of building's ownership. At the end of 2006, there was a US$1,360,000 rollover short-term bank loan secured by the company's land. In 2007, there was a US$2,371,830 rollover short-term bank loan secured by the company's land. There was no major renovation, improvement or development occurred in 2007. The age of all buildings are over 25 years. Erye's land is situated at the heart of city and is restricted by government regulation of not allowing any new building development. Erye purchased a new land in economic zone in Suzhou for building new GMP standard facilities in year 2006. The cost of acquiring the land use right for the new land was $1,775,171. The construction for new GMP facility has been stared and Erye had invested $278,000 into the construction.

ITEM 3. LEGAL PROCEEDINGS

      None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In March, 2007,. The Company has commenced legal proceeding for recession against Mr. Li Xiaobo ("Mr. Li") the previous owner and controlling shareholder of Enshi and his related parties ("Defendants") for breach of representations and warranties and fraud and frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The Company has been waiting for the court hearing date in HK court. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for such serious breach of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR SECURITIES

      Our common stock began quotation on the Over-the-Counter Bulletin Board during the fourth quarter of 2005, on December 19, 2005, and is currently quoted under the symbol "CHBP.OB" The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for the four quarters of 2006 and of 2007 These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2006                        HIGH          LOW
--------------------------------------------------------------------------------
First Quarter Ended March 31, 2006                      $     2.15    $     1.01
Second Quarter Ended June 30, 2006                      $     1.49    $    0.775
Third Quarter Ended September 30, 2006                  $     1.18    $     0.85
Fourth Quarter Ended December 31, 2006                  $     1.09    $     0.80

FISCAL YEAR ENDED DECEMBER 31, 2007                        HIGH          LOW
--------------------------------------------------------------------------------
First Quarter Ended March 31, 2007                      $     1.00    $     0.49
Second Quarter Ended June 30, 2007                      $     0.47    $    0.285
Third Quarter Ended September 30, 2007                  $    0.419    $     0.28
Fourth Quarter Ended December 31, 2007                  $    0.504    $     0.24

      As of March 30, 2008, there were 293 stockholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2007, the Company processed conversions of the Series A Convertible Preferred Shares and issued 778,572 shares of its common stock.

On November 19, 2007, the Company entered into an agreement (the "Agreement") with RimAsia Capital Partners, L.P. ("RimAsia") as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) were converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock. Additionally, the exercise price of US$1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This is conditioned on the registrant signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before June 30, 2008. In connection therewith, the parties also entered into a registration rights agreement and certain other agreements, and the registrant issued additional common stock purchase warrant and a modified common stock purchase warrant.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company" The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

(2) ACCOUNTS RECEIVABLE.

      Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $1,260,760 at December 31, 2007 from $682,445 at December 31, 2006. This increase represents 1.92% of the revenue mainly due to the collection period of Erye's accounts receivable was shortened . At December 31, 2007, accounts receivable, net of allowance for doubtful accounts, amounted to $3,551,483. The days sales outstanding were 54 days for 2007, compared to 65 days for 2006. The decrease in the collection period was mainly resulted from the shortening of the collection period of Erye's accounts receivable.

      The following table provides the roll forward of the allowance for doubtful accounts:

Allowance for doubtful accounts
As of December 31, 2006                                               $  682,445
Provision for year 2007                                                  578,315
                                                                      ----------
 As of December 31, 2007                                              $1,260,760
                                                                      ==========

The following list the aging of our accounts receivable as of December 31, 2007

                    3 months               6 months             9 months         Over 9 months            Over 1 year
             --------------------    -------------------    -----------------   ----------------    ----------------------
   Total       Amount         %        Amount        %       Amount      %       Amount      %        Amount           %
----------   ----------     -----    ----------    -----    --------    ----    --------    ----    ----------       -----
$4,812,243   $1,712,990     35.6%    $1,519,561    31.6%    $298,035    6.2%    $128,878    2.7%    $1,152,779       23.9%

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

(3) INCOME TAX

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

      We  acquired  Enshi on June 6,  2006.  Upon the  acquisition  of Enshi the
Company   identified  major  breaches  and  fraud  by  the  previous  owner  and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Enshi's operations have been interfered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

On August 29, 2006, the Company entered to an agreement with the minority shareholders of Hengyi to divest Hengyi and its subsidiary, Suzhou Sintofarm, in which Hengyi has 50% controlling ownership interest from its subsidiary portfolio.

Therefore, the results of Enshi's and Hengyi's operations and cash flows for the year ended December 31, 2007 and 2006 were reported as discontinued operations in our consolidated financial statements.

REVENUE.

Revenue for the year ended on December 31, 2007 was $31,927,378, while the revenue for the year ended December 31, 2006 was $22,752,788, , representing an approximately 40% increase. The increase is mainly attributed to a significant increase of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"). Erye's revenue increased approximately 41% in 2007 compared with its revenue in 2006. The current industry environment provides a great opportunity for Erye to grow its core business. The government issued a new medical insurance policy called "Cooperative Medicare" in an effort to cover all the farmers in the countryside in China. The government has been spending billions of dollars to implement this new policy. Erye's products are mainly focused on middle end to low end markets and therefore, fit the new government policy. The introduction of new generic products at the Company's Erye subsidiary was also a factor in increased sales. Revenue of our subsidiary Keyuan decreased and decrease was primarily attributable to a slowing of demand for pharmacological research-related service. This slow demand was attributable to a sharp decrease in approvals for new drugs by the Chinese SFDA as a result of a series of bureaucratic changes at the SFDA.

      The revenue of Erye for the year ended December 31, 2007 was $31,881,294 as compared to $22,300,736 for the year ended December 31, 2006. Revenue of Keyuan, for the year ended December 31, 2007 was $46,084, as compared to $452,052 for the year ended December 31, 2006.

COST OF GOODS SOLD

      Cost of goods sold for the year ended December 31, 2007 was $23,633,700, as compared to $16,839,355 for the year ended December 31, 2006. Cost of goods sold as a percentage of sales revenues was approximately 74% for the year ended December 31, 2007, as compared to approximately 74% for the year ended December 31, 2006, remaining no changes.

GROSS PROFIT

      Gross profit for the year ended December 31, 2007 was $8,293,678, as compared to $5,913,433 for the year ended December 31, 2006, representing a 40% increase. The gross profit margin for the year ended December 31, 2007 was 26%, as compared to 26% for the year ended December 31, 2006 remaining no changes.

      Similar to the Revenue section, significant increase in sales of the Erye in year 2007 was the primary driver of increased gross profit.

OPERATING EXPENSES

      Operating expenses for the year ended December 31, 2007 was $7,231,809, as compared to $5,875,473 for the year ended December 31, 2006, representing 23% increase. The primary reason for the increase in operating expenses was the increased operating expenses at our subsidiary Erye. Erye's operating expenses for the year ended December 31, 2007 was $4,700,452, as compared to $3,227,233 for the year ended 2006.

RESEARCH AND DEVELOPMENT

Research and development costs for the year ended December 31, 2007 were $271,030, as compared to $1,303,417 for the year ended December 31, 2006. R&D cost as a percentage of revenues was approximately 0.85% for the year ended December 31, 2007, as compared to 5.73 % for the year ended December 31, 2006. The Company reduced its R&D activities since there was a sharp decrease in approvals for new drugs by the Chinese SFDA as a result of a series of bureaucratic changes at the SFDA.

LOSS FROM CONTINUING OPERATIONS

      Loss from continuing operations for the year ended December 31, 2007 amounted at $2,055,815, as compared to a Loss of $1,746,878 for the year ended December 31, 2006. The loss from continuing operations is mainly attributable to the interest expenses on the $11.5 million debt in connection to the acquisition of Enshi. Various expenses incurred on litigations against Li Xiaobo, the former shareholder of Enshi was also a factor.

DISCONTINUED OPERATIONS

      Net loss from discontinued operations for the year ended December 31, 2007 was $11,491,172. This net loss is attributable to the total value of Enshi's write off. Enshi's operations have been suspended and Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi were presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. This is one time write off. A detailed description of the factual circumstances surrounding the operation of Enshi since its acquisition and the related litigation against its former shareholder is provided further in this discussion under Liquidity and Capital Resources and also in part II of this annual report.

NET INCOME

      Net loss for the year ended December 31, 2007 was $13,546,987 as compared to a net loss of $5,055,013 for the year ended December 31, 2006, representing 168% decrease. This net loss is mainly attributable to the total value of Enshi's write off. The total write off for Enshi is $11,491,172.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2007, total current assets were $17,211,581 and total current liabilities were $28,643,692. Cash and cash equivalents on year ended December 31, 2007 were $669,699, a decrease of $1,161,261 from the $1,830,960 reported on December 31, 2006. For the year ended December 31, 2007, net cash provided by continuing operating activities was $2,072,741, net cash used in continuing operation investing activities was $1,317,154, and net cash used in continuing operation financing activities was $2,003,528. For the year ended December 31, 2006, net cash used in continuing operating activities was $3,360,409, net cash used in continuing operation investing activities was $3,928,549, and net cash provided by continuing operation financing activities was $8,024,225. Cash used in investing activities for the year ended December 31, 2007 resulted mainly from purchase of land use right and property, plant and equipment. Cash used by financing activities for the year ended December 31, 2007 results primarily from payments on short term and long term debts

Cash and cash equivalents for continuing operation as of December 31, 2007 was $669,699. This is a unique period for merger and acquisition in China. Currently we do not have sufficient cash for such acquisitions. To achieve our goal of continued acquisitions in the industry, we may need to raise additional funding in the near future to fund such future acquisitions. In February 2006, we conducted a private placement of our common stock with gross proceeds of $1,000,000. In March 2006, we sold additional shares of our common stock with gross proceeds of approximately $6,900,000. Pursuant to various agreements entered by us in connection with the private placement mentioned above, we are required to file with the SEC a registration statement, which registers all the shares of common stock issued under these placements, including the shares to which the Series A Preferred Convertible Stock may be converted and the shares underlying the warrants issued or issuable pursuant to these placements. In addition, pursuant to the agreements, we are required to pay a penalty of 5% per month if the registration statement has not become effective before required date. We have filed a registration statement on form SB-2 covering the shares issued and issuable on March 24, 2006, which became effective on May 11,2006 We have assumed a loan of $11,500,000 which was contracted on September 29, 2006("Grant Date") due to RimAsia Capital Partners, L.P. in connection with the acquisition of Enshi. The interest of the loan is to be paid semi-annually with an annual rate of 11%. We paid off $500,000 ahead of the down payment schedule. At December 31, 2006, the balance of the long term debt was $11,500,000.

On November 19, 2007, we entered into an agreement (the "Agreement") RimAsia as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) was converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock. Additionally, the exercise price of US$1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This is conditioned on the registrant signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before June 30, 2008. In connection therewith, the parties also entered into a registration rights agreement and certain other agreements, and the registrant issued additional common stock purchase warrant and a modified common stock purchase warrant.

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

Other than Enshi, the other main manufacturing unit, Erye, demonstrated impressive growth of more than 29.7% in net income in year 2007, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. We expect that the recent changes in our management, whereas Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng joined our board of directors and are now playing an active role in our management, will improve our overall operations, giving play to their industrial and manufacturing and marketing expertise.

Going forward, our primary requirements for cash consist of: (1) Stabilize and streamline the Erye operation;(2) acquire additional pharmaceutical manufacturing companies with GMP standard facilities in order to commercialize new drugs in our extensive new drug pipeline and further extend of product pipeline and expand the our sales network (3) continue R&D for more selected new drug projects (4) build up sales network for new drug distribution. We anticipate that our internal source of liquid assets may enable us to continue our operating activities other than acquisition activities for next twelve months. However, we anticipate that our current operating activities may not enable us to meet the anticipated cash requirements for future acquisition activities. External source of capital may be needed for our expansion. We are exploring bank loans and private equity financing to finance such expenditures and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals.

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

      Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. At the end of December 31, 2006, the value of the Renminbi to the U.S. dollar was translated at 7.81 RMB to $1.00 USD. .During 2007 the RMB value appreciated and as of March 31, 2008, the exchange rate of the RMB against the USD was RMB7.0137 for US$
1.00. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The company has concluded that the adoption of EITF No. 06-3 on January 1, 2007 did not affect its consolidated financial statements. The Company presents the taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. Reference is made to the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2007.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, our management identified significant deficiencies related to the following:

1. Accounting and Finance Personnel Weaknesses - The current staff in the accounting department is relatively inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statement consolidation, are not at par, which resulted in a less than optimal segregation of duties relative to key financial reporting functions.

2. Lack of Internal Audit Function - The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of internal audit function are yet been fully developed.

3. Lack of Internal Audit System - The Company lacked internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the Company.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company's management has identified the steps necessary to address the material weaknesses described above, as follows:

1. Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;
      2. Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.    Documenting to standards  established by senior  accounting  personnel and
      the  principal  accounting  officer  the  review,   analysis  and  related
      conclusions with respect to complex, non-routine transactions;

4. Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;

5. Interviewing prospective new directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an audit and compensation committee as well as sufficient number of independent directors; and

6. Evaluating the internal audit function in relation to the Company's financial resources and requirements.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 8B. OTHER INFORMATION

Effective on April 10, 2008 our chairwoman of the board, ZHANG Jian replaced Huang Chentai as our Chief Financial Officer.

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

                                                                                                     DATE OF
        NAME                   AGE                            POSITION                             APPOINTMENT
--------------------------------------------------------------------------------------------------------------------
   Chris Peng Mao               37                    Chief Executive Officer                    August 28, 2004
      AN, Lufan                 42                  Director, President and CTO                  August 28, 2004
    LIU, Xiaohao                43              Director and Senior Vice President,              August 28, 2004
  Stephen E. Globus             60                            Director                           August 28, 2004
    SHI, Mingsheng              56             Director and Chief Operating Officers             March 15 , 2007
                                              Chairwoman of the board, Chief Financial
     ZHANG Jian                 47                            Officer                            April 30, 2007
     DING Weihua                58                            Director                           April 30, 2007

      Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Chris Peng MAO, MBA

      Age 36.Chris Peng Mao is the Chairman and Chief Executive Officer (CEO) as well as a major shareholder of the Company. Before that, Mr. Mao was the CEO of China Pharmaceuticals Investment Fund Ltd. and managed its investments in the pharmaceutical industry in China. Mr. Mao was also a co-founder and the President of Infogroup Investment Corp., a Canadian company specializing in corporate finance and investment management, and Infogroup Management Consultant Ltd. Canada. He has extensive connections and experience in the pharmaceutical industry. Mr. Mao graduated from Shandong University in 1993 with a B.A. degree in Marketing and graduated in 1997, with an MBA degree from the Lundquist College of Business at the University of Oregon.

AN, Lufan, Ph.D.

      Age 42 AN Lufan is the President and Chief Technology Officer (CTO) and a major shareholder of the Company. Mr. An also serves as CEO of Nanjing Keyuan. He served as the CEO of Shandon Tungtai Pharmaceutical Technology Corp. Prior to that, Mr. An served as head of the New Drugs Development Center of Nanjing Keyuan Pharmaceutical Technology Corp. He has extensive experience in new drug R&D and commercialization of new drugs and has been involved in the development of about thirty-two new drugs and published fifteen related articles in national and international professional journals. Mr. An graduated from Jining Medical College in 1985 with a B.S. degree in Medicine and acquired his Ph.D. degree in Pharmacology from China Pharmaceutical University in 1991.

LIU, Xiaohao, M.S.

      Age 43. LIU Xiaohao, our Senior Vice President and a major shareholder of the Company, heads the sales operations of the Company. Mr. Liu has accumulated extensive experience and gathered strong track record in drug sales and marketing and has gained broad recognition and high esteem in the industry.
Prior to joining the Company, Mr. Liu held several top marketing and sales positions in some of the most successful companies in the industry. He was especially invited by the management and shareholders of the Company to become a shareholder of the Company to head the Company's sales and marketing department. He is a major asset for the Company's future growth. Before joining the Company, Mr. Liu served as the vice general manager in Shanghai Fuxin Pharmaceutical Corp.("Fuxin"), the largest and one of the most successful generic drug manufacturers in China and a major part of the Fuxin group listed on the
Shanghai Stock Exchange. He was responsible for Fuxin's Sales Department and built up a strong sales team in less than 6 months, achieving major sales growth for Fuxin. Prior to Fuxin, he worked at Shengzhen Haiwang Pharmaceutical Corp. as Project Manager and Sales Manager. He developed, licensed and then put in production "Tai-Rui-Ning", a product for pediatric use. Mr. Liu also worked in Nanjing Tian-Ying Pharmaceutical Corp. and served as Vice General Manager in charge of Sales Department. He built up a top special sales team from the scratch and his team contributed at least 50% of that company's total sales and profits Prior to that, Mr. Liu worked in Jiangsu Chang Ao Pharmaceutical Corp. as Marketing Director. He was in charge of the sales and marketing department in three provinces responsible for planning and marketing major products of the company and turned those products into market leaders in a very short period of time and received "Excellent Management Award" from the company for his achievements. Prior to that, Mr. Liu worked for Jiangsu Xuzhou Pharmaceutical Corp. as Vice General Manager in charge of the Marketing Department. He was responsible for planning, marketing and sales promotions, organized the first "National Forum on Narcotics and Intensive Care" and chaired many seminars on various topics. He graduated from the SFDA Graduate Research Program with a M.S. in Pharmaceutical Administration in 2002 and from China Pharmaceutical University with M.S. degree in Pharmacology in 1986.

Stephen E. Globus

      Age 60. Stephen Globus was the Chairman of Globus Growth Group, a company that specialized in venture capital for technology companies. Globus Growth Group was the first or early investor in both biotechnology and technology companies. It was the seed and initial investors to Plasmaco, a USA developer of Plasma Television where Mr. Globus was Chairman and subsequently sold Plasmaco to Matsushita (Panasonic) where he served on one of its Board of Directors. Globus Growth Group was also among the initial investors in Genitope (GTOP), a San Francisco area biotechnology company that is utilizing novel immuno-therapies for the treatment of B-cell Non-Hodgkin's Lymphoma. Globus Growth Group also started Proscure, a Boston based Biotechnology company that was purchased by Repligen (RGEN) and ExSar, a private company involved in drug discovery through the protein/peptide mapping. Among the other portfolio early investments were also Energy Research Company (now FuelCell Energy, FCEL) and Kimeragen, a gene modification company, that was sold to Valigen, a French biotechnology company. Mr. Globus mainly resides in New York City.

SHI, Mingshen

      Age 56, SHI Mingshen has been serving as chairman of the board of directors of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"), since 2003. Before that, Mr. Shi served for five years as the factory director of Suzhou No.2 Pharmaceutical Limited Company, the predecessor company of Erye. Mr. Shi has a bachelor degree in administrative management from the Chinese Administrative Management University. As a veteran in the Chinese pharmaceuticals industry, Mr. Shi is expected to contribute to the industry knowledge of the board in terms of operational management, strategic growth and future acquisitions.

ZHANG, Jian

      Age 47, Ms. ZHANG Jian was the General Manager of our subsidiary, Erye, from 2003 till she was elected to be the Chairwoman and a director of the Company on April 30, 2007. And from the end of 2007, Ms ZHANG Jian was elected to be the Chief Financial Officer (CFO) of the Company. Prior to being the General Manager for Erye, she served for more than 5 years as the deputy general manager of Suzhou Number 2 Pharmaceutical Company and more than a year as the deputy general manager of Suzhou Number 4 Pharmaceutical Company after working in various positions in charge of human resources and quality control there. Ms. Zhang graduated from Central Television University majoring in electronics and later graduated with a certificate in accounting from Suzhou Adult Education University and a graduate degree in finance and accounting from the School of Finance and Economics of Suzhou University. Ms. Zhang has extensive background and experience in the pharmaceuticals industry having worked in various managerial positions and various aspects of the industry. She is an expert in managing a growth company, having turned Erye into a successful operation after taking it over from the government with Mr. Shi Mingsheng and others.

DING, Weihua

      Age 58, Mr. DING Weihua was elected as a director of the board of directors of the Company on April 30, 2007. Mr. Ding is a veteran in the pharmaceuticals industry having worked in the filed for more than thirty three years. Mr. Ding worked nine years as a Deputy General Manager and Manager in sales and marketing at Erye. Prior to his positions in Erye, he worked six years in business planning at Jiangsu Nantong Qinfen Pharmaceutical Company. Later he worked sixteen years at Suzhou Number 2 Pharmaceutical Company in sales before he was promoted to the position of Manger of Sales and Deputy General Manager.

AUDIT COMMITTEE

      The Company does not have an audit committee and is in search of qualified candidates to form an audit committee. We are in the process of identifying and pursuing qualified candidates to serve on such a committee which is very important for the Company.

CODE OF BUSINESS ETHICS AND CONDUCT

      Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we have adopted a Code of Business Ethics and Conduct, or Code of Ethics. Our Code of Ethics can be viewed on our corporate website, www.cbioinc.com . Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

      |_| honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      |_| full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;

      |_|   compliance with applicable governmental laws, rules and regulations;

      |_| the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

      |_|   accountability for adherence to our Code of Ethics.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2007, all executive officers and directors filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2006 AND 2007

The following Summary Compensation Table sets forth information concerning compensation during fiscal 2006 for services in all capacities awarded to, earned by or paid to Chris Peng Mao who served as our Chief Executive Officer throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal years 2006 received more than $100,000 in salary and bonus in fiscal years 2006 and 2007, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal years 2006 and 2007.

                                                        ANNUAL COMPENSATION                        OTHER
                                           ----------------------------------------------          ANNUAL
  NAME AND PRINCIPAL POSITION               YEAR            SALARY($)           BONUS($)        COMPENSATION      TOTAL
-------------------------------------------------------------------------------------------------------------------------
Zhang Jian Chairwoman                       2007              21,300               0                             21,300
Chris Peng Mao Chief Executive
  Officer                                   2007              15,000               0                             15,000
An Lufan President, Chief
  Technology Officer                        2007              15,000               0                             15,000
Liu Xiaohao, Senior Vice
  President                                 2007              15,000               0                             15,000
Shi Mingsheng, Chief Operating
  Officer                                   2007              23,000               0                             23,000
Ding Weihua, director
  Director                                  2007              18,000               0                             18,000

      EQUITY AWARDS AND OPTION GRANTS

      In August 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to us. The employment agreements provide, each, for the grant of options to purchase shares of our common stock pursuant to the stock option plan to be adopted by us ("Stock Option Plan"). These options are to be awarded in four quarterly installments on each three-month anniversary after August 29, 2004. The exercise price for each option granted to the executive officer shall be $1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. The executive officer's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and the executive officer shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of his full-time employment with us. To date, we still have not adopted the Stock Option Plan.

DIRECTOR COMPENSATION

      None of our directors has received any compensation for their services rendered as our directors during fiscal years 2006 and 2007. In accordance with our policy, we reimburse Mr. Stephen E. Globus as our director for all reasonable out-of-pocket expenses, not to exceed $50,000, in connection with the performance of his services (including, without limitation, travel expenses) upon presentation of expense statements or vouchers or such other supporting documentation in such form and containing such information as we may from time to time require. Ding Weihua received a salary for his services to Erye, as Vice President.

EMPLOYMENT AGREEMENTS

      In August 2004, we entered into employment agreements with our top executive officers to secure their commitment and continued service to us.

      Chris Peng Mao's employment agreement has a term of five years, commencing on September 1, 2004, and provides for a salary of $15,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004, in accordance with the terms and conditions of Stock Option Plan and any other stock option agreement entered into by Mr. Mao and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Mao shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Mao's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Mao shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last day of full-time employment with us.

      AN Lufan's employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $15,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. An and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. An shall be US$1.50. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. An's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. An shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with us.

      LIU Xiaohao's employment agreement has a term of five years, commencing on September 1, 2004, and provides for an annual salary of $12,500 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Stock Option Plan. These options are to be awarded in four quarterly installments on each three month anniversary after August 29, 2004 pursuant to and in accordance with the terms and conditions of the Stock Option Plan and any other stock option agreement entered into by Mr. Liu and us. We have not adopted the Stock Option Plan yet and therefore no options have been granted. The exercise price for each option granted to Mr. Liu shall be US$1.5. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. Mr. Liu's right to receive any quarterly grant of stock options is subject to and conditional upon his status as our full-time employee at the time of such grant, and Mr. Liu shall not be entitled to any portion of any quarterly grant that has not already been awarded to him prior to his last date of full-time employment with us.

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

      As of March 31, 2008 we had a total of 36,982,313 shares of common stock issued and outstanding, which are our only issued and outstanding voting equity securities.

      The following table sets forth, as of March 31, 2008, (a) the names of each beneficial owner of more than five per cent (5%) of our common stock and preferred stock known to us, and the amount and percentage of such ownership;
(b) the names and addresses of each director and executive officer that owns more than five per cent (5%) of our common stock and preferred stock, and the amount and percentage of such ownership, by each person and by all of our directors and executive officers as a group. Except as otherwise indicated, the addresses of each of the person below is c/o China Biopharmaceuticals Holdings, Inc., No. 859, Pan Xu Road, Suzhou, Jiangsu Province, China.

Name                                               Positions Held                Shares Owned       Percentage
---------------------------------------    ---------------------------------    ---------------    ------------
RimAsia Capital Partners, L.P.
1302 Bank of America Tower,
12 Harcourt Road, Admiralty, Hong Kong     Lender                                12,000,000 (1)      24.84%

GCE Property Holdings, Inc.
Address: c/o Bryan Cave LLP,
1290 Avenue of the Americas,
New York, NY 10104                         Shareholder                            2,000,000 (2)       5.36%

CEDEF & CO (FAST)
Address: P O BOX 20,
BOWLING GREEN STATION,
NEW YORK NY 10274                          Shareholder                            8,395,675           22.7%

Chris Peng Mao                             Director, Chief Executive Officer      3,432,986           9.28%

                                           Director, President,
AN Lufan                                   Chief Technology Officer               3,036,848           8.21%

LIU Xiaohao                                Director, Senior Vice President        2,425,992           6.66%

Stephen E. Globus
Address: 44 West 24 th st.,
New York, NY 10010                         Director                                 485,714           1.34%

Total:                                                                           36,982,313

(1) Includes 12,000,000 shares of common stock issuable upon the exercise of warrants held by RimAsia Capital Partners.

(2) The shares of common stock contributed to GCE Property Holdings, Inc. include (i) 1,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of the warrants held by GCE Property Holdings, Inc.

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

Accounts Receivables - Related Parties

      As of December 31, 2007, total accounts receivables due from Hainan Kaiye, a company owned by the minority shareholders of Erye, were $41,932.

Other Receivables - Related Parties

As of December 31, 2007 and 2006, other receivable contained the following related party balances:

                                                                                                     Manner of
                      2007             2006                  Due From                  Term          Settlement
--------------    -------------    -------------- -----------------------------------------------------------------
    Erye          $    819,621     $     992,268  Hainan Kaiye                      Short Term          Cash
    Erye                    --           384,600  Erye Trading                      Short Term          Cash
     CBC                    --             3,360  Advance to shareholder            Short Term          Cash
--------------    ------------     -------------
     CBH                    --           500,000  Li Xiaobo                              Wrote off in 2007
--------------    ============     =============
    Total         $    819,621     $   1,880,228
                  ============     =============

As of December 31, 2007 and 2006, total other receivables due from related parties were $819,621 and $1,880,228, respectively.

Loan to Shareholder and Officer

                                                                                                       Manner of
                       2007              2006                 Due From                 Term           Settlement
---------------    --------------    -------------------------------------------------------------------------------
    Keyuan         $      45,243     $      41,720  Keyuan's shareholder            Short Term           Cash

As of December 31, 2007 and 2006, total loan due from shareholder was $45,323 and $41,720, respectively.

Other Payables - Related Parties

                                                                                                       Manner of
                       2007              2006                  Due To                   Term          Settlement
--------------    ---------------    -------------------------------------------------------------------------------
    Erye          $           --     $   1,507,853  Hainan Kaiye                     Short Term          Cash
    Erye                 644,750           602,895  Erye Trading                     Short Term          Cash
--------------    --------------     -------------
    Total         $      644,750     $   2,110,748
                  ==============     =============

As of December 31, 2007 and 2006, total related parties other payables were $644,750 and $2,110,748, respectively.

Other Payables- Related Parties, Shareholders

                                                                                                       Manner of
                      2007               2006                   Due To                  Term           Settlement
--------------    -------------      --------------------------------------------------------------------------------
     CBH          $     43,961       $          --  Chris Peng Mao                   Short Term           Cash
   Keyuan                  627                  --  Lufan An & Xiaohao Liu           Short Term           Cash
--------------    ------------       -------------
    Total         $     44,588       $          --
                  ============       =============

As of December 31, 2007 and 2006, total payable due to shareholders were $44,588 and $0, respectively.

Long Term Other Receivables - Related Parties

                       2007              2006            Due From              Term        Manner of Settlement
---------------    --------------    ------------------------------------------------------------------------------
     CBH           $     267,768     $     620,000       Heng yi            Long Term              Cash

As of December 31, 2007 and 2006, total long term other receivables due from related party was $267,768 and $620,000, respectively.

ITEM 13. EXHIBITS

The  following  exhibits  are  included  as part of this  annual  report on firm
10-KSB.

EXHIBIT NO.          DESCRIPTION
-----------          -----------------------------------------------------------

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

4.4. Form of Subscription Agreement between the Company and the Subscribers relating to the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 of Form SB-2, filed with the SEC on March 24, 2006)

4.5. Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $1.0 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company's Currently Report on Form 8-K/A, filed with the SEC on February 8, 2006).

4.6. Form of Registration Rights Agreement in connection with the private placement of $1.0 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed with the SEC on February 8, 2006.

4.7. Form of warrant issued on February 2, 2006 (incorporated by reference to Exhibit 4.3 of the Company's Currently Report on Form 8-K, filed with the SEC on February 8, 2006)

4.8. Form of Securities Purchase Agreement between the Company and the Purchasers relating to the sales and purchases of $6.9 million of the Company's common stock (incorporated by reference to exhibit 4.1 of the Company's Currently Report on Form 8-K, filed with the SEC on March 14, 2006).

4.9. Form of Registration Rights Agreement in connection with the private placement of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 14, 2006).

4.10. Form of warrant issued on March 10, 2006 (incorporated by reference to exhibit 4.3 of the Company's Currently Report on Form 8-K, filed with the SEC on March 14, 2006)+

4.11 Registration Rights Agreement dated November 19, 2007 by and between the registrant and RimAsia Capital Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

4.12 Additional Common Stock Purchase Warrant dated November 19, 2007 (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

4.13 Modified Common Stock Purchase Warrant dated November 19, 2007 (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

10.1 Employment Agreement with AN Lufan dated August 29, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.2 Employment Agreement with LIU Xiaohao dated August 29, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.3 Employment Agreement with Zhang, Lu Yong dated August 29, 2004 (incorporated by reference to Exhibit 10.5 to Form 10-KSB, filed with the SEC on April 14, 2005)

10.4 Agreement dated August 10, 2006 by and between the registrant and Zixun Capital Limited (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-QSB, filed with the SEC on August 14,
                     2006)

10.5 Conditional Loan Conversion Agreement dated November 19, 2007 by and between the registrant and RimAsia Capital Partners, L.P. (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

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

2007:            $ 160,000     Moore Stephens Wurth Frazer and Torbet, LLP

2006             $ 390,000     - Moore Stephens Wurth Frazer and Torbet, LLP
2006:            $  25,184     - Kempisty & Company
                               Certified Public Accountants, PC

ALL OTHER FEES

         The aggregate fees billed in each of the last two fiscal years for the products and services including fees relating to our tax compliance, tax planning and tax return preparation for the years ended 2005 and 2006 provided by the principal accountant other than the services reported in paragraph (1) were approximately:

2007:            $  5,000     - Moore Stephens Wurth Frazer and Torbet, LLP

2006:            $  5,000     - Moore Stephens Wurth Frazer and Torbet, LLP

AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

      We do not have an audit committee and we are in search of qualified candidates to form such committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                        By:  /s/ Chris Peng Mao
                                             -----------------------------------
                                             Chris Peng Mao
                                             Chief Executive Officer
                                             Date: April 15, 2008

       Signature                           Title                        Date
-----------------------   --------------------------------------   -------------

/s/ Chris Peng Mao        Chief Executive Officer                 April 15, 2008
----------------------
Chris Peng Mao

 /s/ ZHANG Jian           Chairwoman and Chief Financial Officer  April 15, 2008
----------------------
ZHANG Jian

/s/ AN Lufan              Director and President                  April 15, 2008
----------------------
AN Lufan

/s/ LIU Xiaohao           Director and Vice President             April 15, 2008
----------------------
LIU Xiaohao

/s/ Stephen E. Globus     Director                                April 15, 2008
----------------------
Stephen E. Globus

/s/ DING Weihua           Director                                April 15, 2008
----------------------
DING Weihua

/s/  SHI, Mingsheng       Director                                April 15, 2008
----------------------
SHI, Mingsheng

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of China Biopharmaceuticals Holdings, Inc

We have audited the accompanying consolidated balance sheets of China Biopharmaceuticals Holdings, Inc and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. China Biopharmaceuticals Holdings,
Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biopharmaceuticals Holdings, Inc and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.








/s/ Moore Stephens Wurth Frazer & Torbet, LLP
---------------------------------------------


Walnut, California
April 14, 2008

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006

                                                                          ASSETS

                                                                                                    December 31,       December 31,
                                                                                                        2007               2006
                                                                                                    ------------       ------------
                                                                                                                         Restated
CURRENT ASSETS:
     Cash                                                                                           $    669,699       $  1,830,960
     Short term investment                                                                             1,096,800                 --
     Accounts receivable, trade, net of allowance for doubtful accounts
        of $1,260,760 and $682,445 at December 31, 2007 and 2006, respectively                         3,551,483          3,443,990
     Accounts receivable, related parties                                                                 41,932                 --
     Other receivables                                                                                   863,627          1,078,991
     Other receivables - related parties                                                                 819,621          1,880,228
     Other receivables - Enshi                                                                                --             57,690
     Advances to suppliers                                                                               797,302            176,556
     Prepaid expenses                                                                                    363,819              4,222
     Inventories                                                                                       8,962,055          6,052,756
     Loan to shareholders                                                                                 45,243             41,720
                                                                                                    ------------       ------------
        Current assets - Continuing operations                                                        17,211,581         14,567,113

        Current assets (net of current liabilities)                                                           --            146,732
                                                                                                    ------------       ------------
        Total current assets                                                                          17,211,581         14,713,845
                                                                                                    ------------       ------------

PLANT AND EQUIPMENT, net                                                                               4,122,169          4,189,851
                                                                                                    ------------       ------------

OTHER ASSETS:
     Intangible asset, net                                                                             7,398,189          6,523,876
     Long term notes receivable                                                                          640,518            812,800
     Long term other receivables - related parties                                                       267,768            620,000
     Restricted cash                                                                                     518,589            894,434
     Advance on patent and right purchase                                                                959,700                 --
     Other assets                                                                                         81,484                 --
                                                                                                    ------------       ------------
        Other assets                                                                                   9,866,248          8,851,110
                                                                                                    ------------       ------------
        Noncurrent assets - Continuing operations                                                     13,988,417         13,040,961

        Noncurrent assets (net of noncurrent liabilities) - discontinued operations                           --         12,200,227
                                                                                                    ------------       ------------
        Total noncurrent assets                                                                       13,988,417         25,241,188
                                                                                                    ------------       ------------

           Total assets                                                                             $ 31,199,998       $ 39,955,033
                                                                                                    ============       ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                               $  5,988,289       $  3,918,664
     Short-term loans                                                                                  2,371,830          2,217,860
     Long term debt - current maturities                                                                      --          2,875,000
     Other payables                                                                                    1,381,462                 --
     Other payables - related parties                                                                    689,338          2,110,748
     Customer deposits                                                                                 2,129,318            969,178
     Notes payable                                                                                     1,727,460          2,410,160
     Taxes payable                                                                                     1,488,964          1,181,072
     Redeemable series B preferred stock                                                              12,585,641                 --
     Other accrued liabilities                                                                           281,390            965,458
                                                                                                    ------------       ------------
        Total current liabilities                                                                     28,643,692         16,648,140
                                                                                                    ------------       ------------

LONG TERM LIABILITIES:
     Long term debt                                                                                           --          8,625,000
     Other long term liabilities                                                                          65,114            161,820
                                                                                                    ------------       ------------
        Total long term liabilities                                                                       65,114          8,786,820
                                                                                                    ------------       ------------

           Total liabilities                                                                          28,708,806         25,434,960
                                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                                                 --                 --

MINORITY INTEREST                                                                                      5,508,061          4,015,274
                                                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized; 50,000 and 930,000 shares
         Issued and outstanding at December 31, 2007 and 2006, respectively                                  500              9,300
     Common stock, $0.01 par value, 200,000,000 shares authorized; 36,490,312 and 35,586,740
        shares issued and outstanding                                                                    364,903            355,867
     Paid-in capital                                                                                  13,199,476         13,059,911
     Capital receivable                                                                                 (252,471)          (252,471)
     Deferred compensation                                                                               (21,375)           (18,000)
     Statutory reserves                                                                                  976,439          2,524,655
     Accumulated deficit                                                                             (18,059,232)        (6,060,461)
     Accumulated other comprehensive income                                                              774,891            885,998
                                                                                                    ------------       ------------
        Total shareholders' equity                                                                    (3,016,869)        10,504,799
                                                                                                    ------------       ------------

           Total liabilities and shareholders' equity                                               $ 31,199,998       $ 39,955,033
                                                                                                    ============       ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                            2007               2006
                                                                        ------------       ------------
                                                                                             Restated
REVENUES                                                                $ 31,927,378       $ 22,752,788

COST OF GOODS SOLD                                                        23,633,700         16,839,355
                                                                        ------------       ------------

GROSS PROFIT                                                               8,293,678          5,913,433
                                                                        ------------       ------------

OPERATING EXPENSES
    Research and development                                                 271,030          1,303,417
    Selling, general and administrative                                    6,960,779          4,572,056
                                                                        ------------       ------------
      Total Operating Expenses                                             7,231,809          5,875,473
                                                                        ------------       ------------

INCOME  FROM OPERATIONS                                                    1,061,869             37,960
                                                                        ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income ( expense), net                                       (1,213,369)          (947,145)
    Other income (expense),net                                              (410,283)           307,464
                                                                        ------------       ------------
      Total Other expense, net                                            (1,623,652)          (639,681)
                                                                        ------------       ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (561,783)          (601,721)

PROVISION FOR INCOME TAXES                                                     1,245                 --
                                                                        ------------       ------------

LOSS BEFORE MINORITY INTEREST                                               (563,028)          (601,721)

MINORITY INTEREST                                                          1,492,787          1,145,157
                                                                        ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                           (2,055,815)        (1,746,878)

LOSS ON DISCONTINUED OPERATIONS
    Loss on discontinued operations, net of tax effect                   (11,469,098)        (2,712,696)
    Loss on disposal of discontinued operation, net of tax effect            (22,074)          (595,439)
                                                                        ------------       ------------
      Net of Loss on discontinued operations                             (11,491,172)        (3,308,135)
                                                                        ------------       ------------

NET LOSS                                                                 (13,546,987)        (5,055,013)

OTHER COMPREHENSIVE (LOSS) INCOME:
    Foreign currency translation adjustment                                 (111,107)           729,909
                                                                        ------------       ------------

COMPREHENSIVE LOSS                                                      $(13,658,094)      $ (4,325,104)
                                                                        ============       ============

LOSS PER SHARE OF COMMON STOCK

    Continuing operations                                               $      (0.06)      $      (0.05)
    Discontinued operations                                                    (0.31)             (0.14)
                                                                        ------------       ------------
      Total                                                             $      (0.37)      $      (0.19)
                                                                        ============       ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED        36,340,860         34,973,084
                                                                        ============       ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                   Preferred stock (series A)                Common Stock
                                                               --------------------------------    --------------------------------
                                                                  Shares            Par value          Shares           Par Value
                                                               -------------      -------------    -------------      -------------
BALANCE, December 31, 2005                                         1,152,500      $      11,525       28,616,716      $     286,167

  Common shares issued for cash                                                                        7,831,863             78,319
  Common shares issued for services                                                                       99,805                998
  Common shares issued for note conversion                                                               399,820              3,998
  Common shares issued for preferred stock conversion               (312,500)            (3,125)         443,277              4,433
  Common shares returned from Henyi due to diverstiture                                               (1,200,000)           (12,000)
  Deferred compensation
  Preferred shares issued for cash                                    90,000                900
  Warrants issued for Enshi Acquisition
  Common shares cancelled                                                                               (604,741)            (6,047)
  Preferred stock dividends
  Net loss, restated
  Statutory reserves
  Foreign currency translation adjustments
                                                               -------------      -------------    -------------      -------------
BALANCE, December 31, 2006, Restated                                 930,000      $       9,300       35,586,740      $     355,868

  Common shares issued for service                                                                       125,000              1,250
  Common shares issued for preferred stock conversion               (537,500)            (5,375)         778,572              7,785
  Cancellation of preferred shares                                  (342,500)            (3,425)
  Amortization of deferred compensation
  Disposal of Enshi
  Change in value of warrants issued for Enshi acquisition
  Net loss
  Statutory reserves
  Foreign currency translation adjustments
                                                               -------------      -------------    -------------      -------------
BALANCE, December 31, 2007                                            50,000      $         500       36,490,312      $     364,903
                                                               =============      =============    =============      =============


                                                                Paid-in             Capital           Deferred         Accumulated
                                                                Capital           Receivable        Compensation         Deficit
                                                             ------------       -------------       -------------     -------------
BALANCE, December 31, 2005                                   $  3,572,207       $    (252,471)      $     (24,000)    $   1,074,584

  Common shares issued for cash                                 6,845,090
  Common shares issued for services                                56,502
  Common shares issued for note conversion                        421,002
  Common shares issued for preferred stock conversion              (1,308)
  Common shares returned from Henyi due to diverstiture          (520,026)
  Deferred compensation                                                                                     6,000
  Preferred shares issued for cash                                 89,100
  Warrants issued for Enshi Acquisition                         2,640,000
  Common shares cancelled                                           6,047
  Preferred stock dividends                                       (48,703)
  Net loss, restated                                                                                                     (5,055,013)
  Statutory reserves                                                                                                     (2,080,032)
  Foreign currency translation adjustments
                                                             ------------       -------------       -------------     -------------
BALANCE, December 31, 2006, Restated                         $ 13,059,911       $    (252,471)      $     (18,000)    $  (6,060,461)

  Common shares issued for service                                 36,250                                 (37,500)
  Common shares issued for preferred stock conversion              (2,410)
  Cancellation of preferred shares                                  3,425
  Amortization of deferred compensation                                                                    34,125
  Disposal of Enshi                                                                                                       1,862,414
  Change in value of warrants issued for Enshi acquisition        102,300
  Net loss                                                                                                              (13,546,987)
  Statutory reserves                                                                                                       (314,198)
  Foreign currency translation adjustments
                                                             ------------       -------------       -------------     -------------
BALANCE, December 31, 2007                                   $ 13,199,476       $    (252,471)      $     (21,375)    $ (18,059,232)
                                                             ============       =============       =============     =============
                                                                                      Other
                                                                 Statutory        Comprehensive
                                                                  Reserves        Income (Loss)          Totals
                                                               -------------      -------------      ------------
BALANCE, December 31, 2005                                     $     444,623      $     156,089      $  5,268,724

  Common shares issued for cash                                                                         6,923,409
  Common shares issued for services                                                                        57,500
  Common shares issued for note conversion                                                                425,000
  Common shares issued for preferred stock conversion                                                          --
  Common shares returned from Henyi due to diverstiture                                                  (532,026)
  Deferred compensation                                                                                     6,000
  Preferred shares issued for cash                                                                         90,000
  Warrants issued for Enshi Acquisition                                                                 2,640,000
  Common shares cancelled                                                                                      --
  Preferred stock dividends                                                                               (48,703)
  Net loss, restated                                                                                   (5,055,013)
  Statutory reserves                                               2,080,032                                   --
  Foreign currency translation adjustments                                              729,909           729,909
                                                               -------------      -------------      ------------
BALANCE, December 31, 2006, Restated                           $   2,524,655      $     885,998      $ 10,504,800

  Common shares issued for service                                                                             --
  Common shares issued for preferred stock conversion                                                          --
  Cancellation of preferred shares                                                                             --
  Amortization of deferred compensation                                                                    34,125
  Disposal of Enshi                                               (1,862,414)          (837,320)         (837,320)
  Change in value of warrants issued for Enshi acquisition                                                102,300
  Net loss                                                                                            (13,546,987)
  Statutory reserves                                                 314,198                                   --
  Foreign currency translation adjustments                                              726,213           726,213
                                                               -------------      -------------      ------------
BALANCE, December 31, 2007                                     $     976,439      $     774,891      $ (3,016,869)
                                                               =============      =============      ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                2007               2006
                                                                                            ------------       -----------
                                                                                                                 Restated
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
     Net loss                                                                               $(13,546,987)      $(5,055,013)
     Net loss from discontinued operations                                                    11,491,172         3,308,134
                                                                                            ------------       -----------
     Net loss from continuing operations                                                      (2,055,815)       (1,746,879)
     Adjustments to reconcile net loss from continuing
        operations to cash provided by (used in) continuing operating activities:
           Amortization of shares issued for service                                              34,125            57,500
           Depreciation                                                                          482,708           570,891
           Amortization                                                                          166,470           170,929
           Bad debt expense                                                                    1,009,910           139,414
           Minority interest                                                                   1,492,787         1,145,157
           Change in value of warrants issued for Enshi acquisition                              102,300                --
           Conversion of interest expense to redeemable stock                                  1,085,178                --
           Loss (Gain) on disposal of equipment                                                  191,276           (23,304)
     Change in operating assets and liabilities:
           Accounts receivable, trade                                                           (883,522)          833,517
           Accounts receivable, related parties                                                  (40,271)               --
           Other receivables and prepayments                                                    (217,306)       (2,055,033)
           Long term other receivables                                                                --          (802,280)
           Advances to suppliers                                                                (584,390)          482,056
           Other assets                                                                          (78,257)           (5,174)
           Inventories                                                                        (2,390,515)       (2,672,931)
           Accounts payable                                                                    1,726,383           145,325
           Accounts payable - related parties                                                         --          (243,906)
           Other payables and accrued liabilities                                                670,843           289,153
           Customer deposits                                                                   1,143,886           196,680
           Taxes payable                                                                         216,952           158,476
                                                                                            ------------       -----------
              Net cash provided by (used in) continuing operating activities                   2,072,742        (3,360,409)
                                                                                            ------------       -----------

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
     Business acquisition - cash paid                                                                 --          (980,000)
     Cash acquired from business acquisition                                                          --           418,528
     Purchase of intangible assets                                                              (724,914)         (853,876)
     Repayment received from long term notes receivables                                         207,882                --
     Decrease (Increase) in long term other receivables - related parties                        352,232          (620,000)
     Purchase of equipment                                                                      (330,778)         (738,131)
     Increase in other receivables - related parties                                           1,110,625        (1,155,070)
     Increase in short term Investment                                                        (1,053,360)               --
     Repayment of loan to related party                                                           42,849                --
     Advance on patent and right purchase                                                       (921,690)               --
                                                                                            ------------       -----------
              Net cash used in continuing operation investing activities                      (1,317,154)       (3,928,549)
                                                                                            ------------       -----------

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
     Dividend paid to Erye's former shareholder                                                       --          (188,355)
     Decrease in restricted cash                                                                 420,594           316,830
     Proceeds from issuance of preferred stock                                                        --            90,000
     Proceeds from issuance of common stock                                                           --         7,348,409
     Payments on loans payable                                                                        --          (226,026)
     Payments on short-term convertible notes                                                         --          (425,000)
     Payments on long term debts - related parties                                                    --          (262,496)
     (Decrease) Increase in other payables - related parties                                  (1,504,103)        1,419,566
     Payment on notes payables                                                                  (816,354)               --
     Repayments on long term liabilities                                                        (103,665)               --
     Distribution                                                                                     --           (48,703)
                                                                                            ------------       -----------
              Net cash (used in) provided by continuing operation financing activities        (2,003,528)        8,024,225
                                                                                            ------------       -----------

Effect of exchange rate on cash - Continuing operations                                           86,679            69,087

                                                                                            ------------       -----------
Net (decrease) increase in cash from continuing operation                                     (1,161,261)          804,354
Cash, beginning of year - Continuing operation                                                 1,830,960         1,026,606
                                                                                            ------------       -----------

Cash, end of year - Continuing operation                                                    $    669,699       $ 1,830,960
                                                                                            ============       ===========

Cash provided by discontinued operating activities                                             3,004,582         5,001,681
Cash provided by discontinued operations investing activities                                 12,432,432         1,082,887
Cash used in discontinued operations financing activities                                    (16,349,977)       (5,228,614)
Effect of exchange rate on cash -discontinued operations                                        (214,633)          271,642
                                                                                            ------------       -----------
Net (decrease) increase in cash from discontinued operation                                   (1,127,596)        1,127,596

Cash, beginning of year - Discontinued operation                                               1,127,596                --
                                                                                            ------------       -----------
Cash, end of year - Discontinued operation                                                  $         --       $ 1,127,596
                                                                                            ============       ===========

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Note 1-  ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, was originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into CBH, its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. The principal activities of the Company, through its subsidiaries located in Mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and Traditional Chinese Medicines.

On September 29, 2004, the Company signed a purchase agreement which was amended on December 31, 2004 to acquire approximately 75.8% ownership interest of Suzhou Hengyi Pharmaceuticals of Feedstock Co., Ltd ("Hengyi"), a Chinese company established in Suzhou, China for 1,200,000 of common shares and $1,600,000 to be used for working capital and/or expansion purposes.

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the shareholders of Hengyi including 1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company. As of June 30, 2007, Hengyi had already fully returned all 1,200,000 shares of the Company's common stock to the Company. Furthermore, the Company anticipates Hengyi will return the $620,000 in cash by March 31, 2008. The Company and Hengyi later entered into an agreement and agreed to reduce the receivables from Hengyi by $220,000. The Company will not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi were returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company. All the parties to the rescission agreed that the transaction took effect as of July 1, 2006. The detail information of accounting for this transaction is disclosed in
Note 16 - Business Combinations.

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired approximately 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by us to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. During 2006, $3,000,000 was fully contributed to the acquired Erye for working capital and/or expansion purposes.

On December 31, 2005, the Company's wholly owned subsidiary, CBC, entered into an agreement with four shareholders of Chengdu Tianyin Pharmaceutical Limited Company, a pharmaceutical company located in the city of Chengdu, Sichuan Province, China ("Tianyin") to immediately assume operational control of Tianyin in all aspects of its business operations and to acquire a 51% ownership interest in Tianyin. Pursuant to the Agreement, subject to certain conditions, the Company agreed to issue 3 million shares of common stock to existing shareholders of Tianyin or their designees and also agreed to invest $2 million into Tianyin operations. An additional 300,000 shares of the Company's common stock will be issued to the existing shareholders of Tianyin or their designees, if Tianyin's after tax audited profit for the year ended December 31, 2005 reaches $3,000,000. The unaudited numbers were substantially lower than the agreed targets. Based on the pre-conditions in the purchase agreement, the Company decided not to assume the operational control of Tinayin for years of 2005 and 2006. At the end of 2007, the Company made a final determination to terminate the acquisition of Tianyin.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

On May 16, 2006 the Company entered into a purchase agreement which became effective at June 5, 2006, under which the Company acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shenyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by us to acquire the 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed in Note 16.

In March 2007, management determined that approximately $2.6 million of Enshi's trade receivables purchased are likely non-existent and therefore had no fair value on the date of acquisition. (See Note 15 for discussion of legal action pursued against the former owner and manager of Enshi.) In addition, due to the violation of certain covenants of the $11.5 million debt assumed in connection with the Enshi Acquisition, the debtor, RimAsia has taken over Enshi as collateral of the debt. The Company wrote off the entire amount of the investment in Enshi as a loss on discontinued operations in the third quarter of 2007. See Note 16 for more detail.

Note 2 - RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note1, in March 2007, the Company's management determined that approximately $2.6 million of trade receivables purchased in the Enshi acquisition were non-existent and therefore had no fair value on the date on the date of acquisition. Accordingly, $2.6 million of the purchase price originally allocated to receivables was re-allocated to buildings and land use rights on the financial statements as of and for the year ended December 31, 2006. Subsequently, the Company has determined that under SFAS141 "Business Combinations", the subsequent discovery of the non-existent accounts receivable should not have resulted in a reallocation of the purchase price. Therefore the Company is restating the consolidated financial statements as of and for the year ended December 31, 2006 to reflect these adjustments as a reduction in the carrying value of acquired assets and recording $2.6 million bad debt expense. Further, financial statements as of and for the year ended December 31, 2006 have been restated to reflect Enshi as a discontinued operation for comparison purpose.

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

Basis of Presentation

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

The consolidated  financial  statements  include the accounts of the Company and
all  its  majority-owned  subsidiaries  that  require  consolidation.   Material
inter-company transactions have been eliminated in the consolidation.

The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

         Entity         Percentage of Ownership              Location
-------------------------------------------------------------------------------
          CBH                    Parent Company       United States of America
          CBC                 100% owned by CBH          British Virgin Inland
          Erye                 51% owned by CBH                          P.R.C
         Keyuan                90% owned by CBC                          P.R.C

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

Short term investment

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported as income statement item, and realized gains and losses are included in other income (expense). Total amount in this account was $1,096,800 as of December 31, 2007. For the year ended December 31, 2007, the Company did not record any realized or unrealized gain or loss since the whole account balance was cash as of December 31, 2007.

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

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company was recorded based on R&D costs.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2007 and 2006 were $90,804 and $31,890 respectively.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which were $340,659 and $240,631 for the years ended December 31, 2007 and 2006 respectively.

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at December 31, 2007 and 2006 amounted to $669,699 and $1,830,960 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

The Company sells intermediary pharmaceutical products to general consumers. The Company has no major customer that is accounted for more than 5% of the Company's sales for the year ended.

For the years ended December 31, 2007 and 2006, the Company purchased approximately 18% and 6%, respectively, of their raw materials from one supplier, along with 6% and 5%, respectively, from two other major suppliers. Three suppliers accounted for 36% and 45% of total accounts payables at December 31, 2007 and 2006, respectively.

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

For the years ended December 31, 2007 and 2006, revenue from sale of product was $31,881,293 and $22,300,736 respectively, made up of the following product categories.

                                                      2007               2006
                                                   -----------       -----------
                                                                       Restated
                                                                     -----------
Revenue from continuing operations:
  Intermediary pharmaceuticals products            $ 9,269,591       $ 7,909,172
  Prescription drugs                                22,380,572        14,389,754
  Services                                             117,693             1,810
  Others                                               113,437                --
                                                   -----------       -----------
Total revenue from continuing operations           $31,881,293       $22,300,736
                                                   ===========       ===========

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

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

For the year ended December 31, 2007, revenue from sales of product, sales of new drug formulas, and R&D service amounted to $31,881,293, $0, and $46,085, respectively. For the year ended December 31, 2006 revenue from sales of product, sales of new drug formulas, and R&D service was $22,300,736, $0 and $452,052, respectively.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $774,891 and $885,998 at December 31, 2007 and December 31, 2006 respectively. Assets and liabilities at December 31, 2007 and December 31, 2006 were translated at 7.29 and 7.80 RMB to 1.00 USD. The average translation rates applied to income statement accounts and statement of cash flows for the year ended December 31, 2007 and 2006 were 7.59 and 7.96 RMB to 1.00 USD, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the redeemable shares described in note 14 have been excluded from the December 31, 2007 earnings per share calculations.

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The convertible preferred stock was also anti-dilutive because the Company recorded net loss for the periods presented. The basic and diluted losses per share were the same. The number of shares used in computing earnings per share for the year ended December 31, 2007 and 2006 was 36,340,860 and 34,973,084, respectively. Basic and diluted losses per share for the year ended December 31, 2007 were $0.37. Basic and Diluted losses per share for the year ended December 31, 2006 amounted to $0.19.

Shares subject to mandatory redemption

The Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company's Consolidated Financial Statements and be reported at settlement date value. The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. The amount of redeemable stock was presented as a liability on the balance sheet at the fair market value plus the accrued interest expense at the balance sheet date.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The company has concluded that the adoption of EITF No. 06-3 on January 1, 2007 did not affect its consolidated financial statements. The Company presents the taxes within the scope of EITF No. 06-3 on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early adoption is permitted. The Company are currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated results of operations and financial condition.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. . The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Note 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

      o Interest expense paid amounted to $148,825 and $124,088 for the years ended December 31, 2007 and 2006, respectively.

      o Income tax paid amounted to $1,131 and $0 for the years ended December 31, 2007 and 2006, respectively.

Non-cash investing and financing activities

      o During 2007, the Company converted 537,500 shares of series A preferred stock to 778,572 shares of common stock.

      o During the second quarter of 2007, the Company issued 125,000 shares of restricted common stock as prepayment for consulting services amounted to $37,500.

      o On November 16, 2007, the Company entered into a conditional loan conversion agreement with RimAsia, under which the principal amount of the $11.5 million Loan plus unpaid interest of $1,008,534 (combined total of $12,508,534) were converted into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company at an effective conversion price at $2.0222 per preferred share.

Note 5 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. The reserve for bad debts was $1,260,760 and $682,445 at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, accounts receivable consisted of the following:

                                                   2007                 2006
                                                -----------         -----------
Accounts receivable                             $ 4,812,243         $ 4,126,435
Allowance for doubtful accounts                  (1,260,760)           (682,445)
                                                -----------         -----------
           Accounts receivable, net             $ 3,551,483         $ 3,443,990
                                                ===========         ===========

Note 6 - INVENTORIES

Inventories consisted of the following at December 31:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

                                                    2007                2006
                                                -----------         -----------
Raw materials                                   $ 1,858,866         $ 1,796,326
Refinery materials                                3,139,200           1,783,218
Packaging supplies                                  239,624             186,300
Sundry supplies                                      11,984              11,946
Work in process                                     351,611             313,441
Finished goods                                    3,360,770           1,961,525
                                                -----------         -----------
           Total inventories                    $ 8,962,055         $ 6,052,756
                                                ===========         ===========

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of December 31:

                                                    2007                2006
                                                -----------         -----------
Plant                                           $ 2,286,051         $ 2,959,094
Office equipment                                     25,478              24,288
Machinery                                         6,368,927           5,725,317
Automobile                                          228,043             222,941
Construction in progress                            185,963               6,410
                                                -----------         -----------
  Total plant and equipment                       9,094,462           8,938,050
  Less: accumulated depreciation                 (4,972,293)         (4,748,199)
                                                -----------         -----------
        Plant and equipment, net                $ 4,122,169         $ 4,189,851
                                                ===========         ===========

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $482,709 and $570,891, respectively.

Note 8-  OTHER ASSETS

Intangible Assets

Intangible assets at December 31, 2007 and 2006 included land use rights and drug patents, and consist of the following:

Land use rights:                                      2007              2006
                                                  -----------       -----------
Erye                                              $ 5,282,173       $ 3,420,003
CBH                                                 2,406,464         2,406,464
                                                  -----------       -----------
    Total land use rights                           7,688,637         5,826,467
    Less: accumulated amortization                   (459,333)         (456,391)
                                                  -----------       -----------
      Land use rights, net                          7,229,304         5,370,076
Prepayment on land - Erye                                  --         1,153,800
                                                  -----------       -----------
         Subtotal:                                  7,229,304         6,523,876
                                                  -----------       -----------
Patent:
    Approved drugs                                    322,596           134,995
    Less: accumulated amortization                   (153,711)         (134,995)
                                                  -----------       -----------
         Subtotal:                                    168,885                --
                                                  -----------       -----------
             Total intangible assets, net         $ 7,398,189       $ 6,523,876
                                                  ===========       ===========

Amortization expense for the years ended December 31, 2007 and 2006 was $166,470 and $170,929, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank and saving accounts. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks as of December 31:

                 Name of Bank                             2007           2006
------------------------------------------------      ----------      ----------
Hua Xia Bank, Suzhou                                  $  164,871      $  513,680
Industrial and commercial bank, Suzhou                   353,718         380,754
------------------------------------------------      ----------      ----------
Total                                                 $  518,589      $  894,434
                                                      ==========      ==========

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors are required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of December 31, 2007 and 2006, the total amount of the long term notes receivable was $640,518 and $812,800, respectively, where 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and the well financial conditions of the counter parties.

Note 9- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

As of December 31, 2007 and 2006, accounts receivable included the following:

                                                                                            Manner of
                      2007         2006                 Due From          Term             Settlement
-------------    ------------  ------------------------------------------------------------------------
     Erye        $     41,932       --         Hainan Kaiye              Short Term             Cash

Other Receivables - Related Parties
As of December 31, 2007 and 2006, other receivable contained the following related party balances:

                                                                                           Manner of
                      2007         2006             Due From              Term             Settlement
-------------    ------------  ------------------------------------------------------------------------
    Erye         $    819,621  $      992,268  Hainan Kaiye              Short Term           Cash
    Erye                   --         384,600  Erye Trading              Short Term           Cash
    CBC                    --           3,360  Advance to shareholder    Short Term           Cash
    CBH                    --         500,000  Li Xiaobo                     Wrote off in 2007
-------------    ------------  --------------
    Total        $    819,621  $    1,880,228
                 ============  ==============

As of December 31, 2007 and 2006, total other receivables due from related parties were $819,621 and $1,880,228, respectively. Loan to Shareholder and Officer

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

                                                                                                   Manner of
                    2007           2006              Due To                       Term            Settlement
-------------  -------------  -------------------------------------------------------------------------------
    Keyuan     $      45,243  $      41,720  Keyuan's shareholder               Short Term           Cash

As of December 31, 2007 and 2006, total loan due from shareholder was $45,323 and $41,720, respectively.

Other Payables - Related Parties

                                                                                                   Manner of
                    2007           2006              Due To                       Term            Settlement
-------------  -------------  -------------------------------------------------------------------------------
    Erye       $          --  $   1,507,853  Hainan Kaiye                       Short Term           Cash
    Erye             644,750        602,895  Erye Trading                       Short Term           Cash
-------------  -------------  -------------
    Total      $     644,750  $   2,110,748
               =============  =============

As of December 31, 2007 and 2006, total related parties other payables were $644,750 and $2,110,748, respectively.

Other Payables- Related Parties, Shareholders

                                                                                                   Manner of
                    2007           2006              Due To                       Term            Settlement
-------------  -------------  -------------------------------------------------------------------------------
   CBH         $      43,961  $          --  Chris Peng Mao                     Short Term           Cash
   Keyuan                627             --  Lufan An & Xiaohao Liu             Short Term           Cash
-------------  -------------  -------------
   Total       $      44,588  $          --
               =============  =============

As of December 31, 2007 and 2006, total payable due to shareholders were $44,588 and $0, respectively.

Long Term Other Receivables - Related Parties

                       2007              2006            Due From              Term         Manner of Settlement
---------------    --------------    ---------------------------------------------------------------------------
     CBH           $     267,768     $   620,000         Heng yi             Long Term               Cash

As of December 31, 2007 and 2006, total long term other receivables due from related party was $267,768 and $620,000, respectively.

Note 10 - NOTES PAYABLE

The Company's subsidiary Erye has $1,727,460 and $2,410,160 notes payable to Erye's vendors for the purchase of drug raw materials for the years ended December 31, 2007 and 2006, respectively. Notes payable are interest free and usually mature after a six month period.

Note 11 - STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following table list the provision of statutory reserves contributed as of December 31, 2007.

 Year       Amount                             Description
-------   ------------   ------------------------------------------------------
 2004     $     60,750
 2005          383,873    15% of China Subsidiaries' net income
 2006        2,080,032    10% of China Subsidiaries' net income
                          10% of Erye's net income, deducted Enshi's Statutory
 2007       (1,548,216)   reserve balance at December 12/31/2006
-------   ------------
 Total    $    976,439
          ============

Note 12 - INCOME TAXES

Corporation Income Tax (CIT)

The Company's subsidiaries operate in China. According to the Chinese Joint Venture Business Law, these subsidiaries have been registered and incorporated with the status of Sino-foreign joint venture companies and are subject to a two year tax exemption and a three year 50% reduction in income tax rates preference treatment, which generally commences from the first year of establishing a joint venture or the approval date of the income tax preference application. Erye was granted income tax exemption for two years commencing from January 1, 2006. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted to $1,245 and $0 for the years ended December 31, 2007 and 2006, respectively.

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

The Company's subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. The Company is currently evaluating the impact on its financial statements of the new EIT laws.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                        December 31,
                                               ------------------------------
                                                   2007               2006
                                               -----------        -----------
U.S. Statutory rate                                   34.0%              34.0%
Foreign income not recognized in USA                 (34.0)             (34.0)
China income taxes                                    33.0               33.0
Income tax exempted                                 (32.96)             (33.0)
                                               -----------        -----------
Total provision for income taxes                      0.04%                 0%
                                               ===========        ===========

The estimated tax savings due to the reduced tax rate for the year ended December 31, 2007 and 2006 amounted to $1,036,854 and $799,201, respectively. The net effect on loss per share if the income tax had been applied would increase loss per share for years ended December 31, 2007 and 2006 by $0.03 and $0.02, respectively.

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

VAT on sales and VAT on purchases amounted to $5,614,462 and $4,235,377 for the year ended December 31, 2007 and $3,865,689 and $3,259,043 for the year ended December 31, 2006 respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 13 - LOANS

Short Term Bank Loans

The Company has a total of $2,371,830 and $2,217,860 in short term loans from different banks in China at December 31, 2007 and 2006, respectively. These loans are mature in one year or less and renew automatically. The average interest rates were approximately 7.33% and 6.3%, respectively. Bank loans were collateralized by the land use right and buildings of Erye.

Loan from RimAsia

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi. Interest on this loan will be paid semi-annually at an annual rate of 11%. Pursuant to the conditional agreement between RimAsia and the Company (See Note. 14 for details), the principal amount of this loan and the unpaid interest in total of $12,508,534 has been converted into the Company's Series B redeemable preferred stock on November 16, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Interest expense for the years ended December 31, 2007 and 2006 were $1,214,984 and $993,482, respectively.

Note 14 - SETTLEMENT OF LOANS PAYABLE TO RIMASIA AND REDEEMABLE STOCK

The Company assumed a loan of $11,500,000 in connection with the acquisition of Enshi as presented in Note 16 Business Combination. Interest on the loan was to be paid semi-annually at an annual rate of 11%.

Due to the unsolved legal proceedings in related to the acquisition of Enshi, this loan was in default under the terms of the loan agreement. On August 2, 2007, the Company and the RimAisa entered into a letter of intent to restructure the $11.5 million financing loan, and Enshi had been taken over by RimAsia as collateral for the loan since July 2007.

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted in full into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company ("Series B Preferred Shares") at an effective conversion price at $2.0222 per preferred share. Each Series B Preferred Shares may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This Agreement is conditioned on the condition subsequent to the completion of at least one of a sizeable acquisitions by the end of June 2008. The Company is in serious discussion with three companies for business merger opportunity. The management believes that this merger transaction will happen soon. If in case the merger transaction does not happen, RimAsia has right to convert the preferred back to debt.

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable Existing warrants issued with the Series B preferred shares using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.415%, dividend yield of 0% and volatility of 105.43%. The estimated value of the warrants was $2,742,300, $102,300 higher than the original estimated value of the Existed warrants of $2,640,000. The $102,300 increase was recorded as additional costs to settle the RimAisa loans.

According to the Agreement, the Series B preferred stock are subject to optional redemption at the Company's option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company's option thereafter. The Company maybe required to repurchase the remaining Series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original Series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company's failure to pay annual dividends, mandatory redemption price or any other amount due. The Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and the 6,185,607 shares of Series B preferred stock was counted as liability due to the mandatory redemption feature. The shares were recorded at fair value on the date of issuance and any accrued interest expense at the reporting dates. As of December 31, 2007, balance of redeemable preferred stock amounted to $12,585,641, in which $77,107 was the accrued interest expense for the period of November 16, 2007 through December 31, 2007.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

The holders of the Series B Preferred Shares shall be entitled to receive an annual dividend of 5% of the original issue price ($2.0222 per share) and dividend is payable annually on January 1st in either cash or in kind determined by the Board of directors. Accrued dividend payable at December 31, 2007 amounted to $77,107. Further, since the Company did not make a dividend payment to the shareholders on time pursuant to the Agreement, the Company has to accrue an additional 5% of the original issue price of Series B Preferred Shares per annum, effective January 1, 2008, as an addition to the redemption price.

Note 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the years ended December 31, 2007 and 2006, the Company recognized rent expense of $39,074 and $110,800, respectively.

As of December 31, 2007, the Company has outstanding commitments in respect to non-cancelable operating leases as follows:

                                             Amount
                                          -----------
For the year ended December 31, 2008      $     5,365
Thereafter                                         --
                                          -----------
Total                                     $     5,365
                                          ===========

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to RMB12 million (approximately $1.6 million) to the Developer. Of the total $1.6 million, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. The Company had paid $959,700, or RMB7,000,000 by December 31, 2007.

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud.("LXB Litigation") The Hong Kong courts frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The company is has been waiting for the court hearing in HK court. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for these serious

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

breaches of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li and against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

On November 16, 2007 and amended on January 22, 2008, the Company and RimAisa entered into a litigation agreement ("Litigation Agreement"). Pursuant to this Litigation Agreement, if RimAisa or RACP (as the plaintiff) prevail in the LXB Litigation or the settlement is reached, any judgment awards, settlement amount and salvage value realized from Enshi, would be firstly used to reimburse all the legal and related expenses incurred by RimAsia in the LXB Litigation, up to $4,000,000, and the remaining amounts of the judgment proceeds would be entitled to the Company. If RimAisa and the Company do not prevail in the LXB Litigation, RACP should be returned to CBH and all the proceeds of any sale of liquidation of Enshi or any assets of or interest in Enshi shall be distributed as agreed by both parties. In addition, all the costs and expenses (including attorneys' fees) incurred by or on behalf of the plaintiffs shall be borne 55% by RimAsia and 45% by the Company.

Note 16 - BUSINESS COMBINATIONS

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Accordingly, assets acquired and debts assumed as of the acquisition date are listed below:

                                                          Allocated
            Item                                          Fair Value
------------------------------                          -------------
Current assets                                          $   6,840,881
Property, plant, and equipment                              7,188,912
Intangible assets                                           5,253,973
                                                        -------------
      Total assets                                      $  19,283,766
                                                        =============

      Total liabilities                                     4,593,766
                                                        =============

      Net assets                                        $  14,690,000
                                                        =============

Discontinued Operation - Suzhou Hengyi

On August 28, 2006, the Company entered to an agreement with the minority shareholders of Suzhou Hengyi to rescind and terminate the purchase of Hengyi and its 50% subsidiary, Suzhou Sintofarm. Pursuant to the agreement all consideration paid to the Hengyi shareholders including 1,200,000 shares of the Company's common stock and $620,000 in cash, will be returned to the Company by March 2008. The Company and Hengyi later entered into an agreement and agreed to reduce the receivables from Hengyi by $220,000. The 1,200,000 shares of common stock were returned and cancelled in the third quarter of 2006. The Company does not have any other obligations to Hengyi or its shareholders. Simultaneously the 75.8% ownership interest of Hengyi was returned to Hengyi's shareholders or its designated party. As a result, Hengyi ceased to be a subsidiary of the Company

All the parties to the rescission agreed that the transaction took effect as of July 1, 2006, considering the fact that there was a significant change in the financial condition and operating performance of the two companies. The Company recognized loss on discontinued operation, net of tax effect, of $603,169, for the year ended December 31, 2006. The prior period results of operations and cash flows for Hengyi have been reported within discontinued operations in the accompanying statements.

Discontinued Operation - Shenyang Enshi

We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6,2006. Subsequent to the acquisition of Enshi, the Company identified fraud by the previous owner and controlling shareholder of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") and breaches in the representations and warranties provided by him to the Company and the Defendants' including their refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and had requested rescission of the agreement and damages. Enshi's operations have been interfered with and as a result the Company decided to suspend its operations in the third quarter of 2007. In addition, Enshi has been taken over by RimAsia in July 2007 since Enshi was pledged as collateral for the $11.5 million loan owed to RimAsia in connection with the Enshi Acquisition. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, management has decided to write off the entire carrying value of Enshi in third quarter of 2007 and has reported a loss on discontinued operations in the consolidated financial statements. The recovered value of Enshi after the completion of the litigation against Li Xiaobo, if any, will be recognized as income.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

--------------------------------------------------------------------------------

Note 17 - SHAREHOLDERS' EQUITY

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

Pursuant to the Initial Common Stock Securities Purchase Agreement, the Initial Common Stock Purchaser was granted a right to participate up to 100% in any of our subsequent financing by offering of common stock or common stock equivalents in twelve (12) months the effective date of the registration statement.

The Company agreed to file a registration statement with the SEC covering the shares and shares underlying the Warrants, within 65 days from this closing and obtain effectiveness of such registration statement within 170 days from closing. The SB-2 registration statement was filed timely and became effective on May 11, 2006, thus, no penalties were incurred.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

Note 18 - SUBSEQUENT EVENT

During the first quarter of 2008, the new land use right acquired by Erye, a subsidiary of the Company, was pledged as collateral to a loan from bank. The purchase cost of the land use right was $1,775,171.