Form 10-Q
period 2008-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2008-05-15
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 2008

                                       OR

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
                     ---------------------------------------
             (Exact Name of registrant as specified in its charter)

           Delaware                                     13-2949462
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          No. 859, Pan Xu Road, Suzhou,
                         Jiangsu Province, China 215000
                           55 Hakeshet Street, Reuth,
                                  Israel 91708
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                               (86) 512 6855 0568
                         (Registrant's telephone number,
                              including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          of changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                         Accelerated filer |_|
Non-accelerated filer|_|                            Smaller Reporting Company|X|
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 31, 2008, 36,490,312 shares of Common Stock, par value $0.01 per share, were outstanding.

                                Table of Contents

Item No.  Description                                                   Page No.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                            2

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            24

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.     28

Item 4T.      Controls and Procedures.                                        28

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                              29

Item 1A       Risk Factors.                                                   29

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.    29

Item 3.       Defaults Upon Senior Securities.                                29

Item 4.       Submission of Matters to a Vote of Security Holders.            29

Item 5.       Other Information.                                              29

Item 6.       Exhibits.                                                       29

SIGNATURES                                                                    30


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENT

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

                                                         March 31,     December 31,
                                                           2008           2007
                                                       ------------    ------------
                                                        Unaudited
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                $  1,764,561    $    669,699
   Short term investment                                    714,000       1,096,800
   Accounts receivable, trade, net of allowance
     for doubtful accounts of $1,313,177 and
     $1,260,760 at March 31, 2008 and
     December 31, 2007, respectively                      4,361,377       3,551,483
   Accounts receivable, related parties                     122,270          41,932
   Notes receivables                                         71,400              --
   Other receivables                                        148,259         863,627
   Other receivables - related parties                      924,326         819,621
   Advances to suppliers                                    426,080         797,302
   Advances to suppliers - related parties                  237,139              --
   Prepaid expenses                                         591,122         363,819
   Inventories                                            9,581,567       8,962,055
   Loan to shareholders                                      47,124          45,243
                                                       ------------    ------------
     Total current assets                                18,989,225      17,211,581

PLANT AND EQUIPMENT, net                                  6,230,739       4,122,169
                                                       ------------    ------------

OTHER ASSETS:
   Intangible asset, net                                  7,548,052       7,398,189
   Long term notes receivable                               571,200         640,518
   Long term other receivables - related parties            224,928         267,768
   Restricted cash                                          755,421         518,589
   Advance on patent and right purchase                     999,600         959,700
   Other assets                                              43,254          81,484
                                                       ------------    ------------
     Other assets                                        10,142,455       9,866,248
                                                       ------------    ------------

       Total assets                                    $ 35,362,419    $ 31,199,998
                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                    $  6,292,705    $  5,988,289
   Short-term loans                                       2,184,840       2,371,830
   Other payables                                           698,299       1,381,462
   Other payables - related parties                         672,208         689,338
   Customer deposits                                      3,206,837       2,129,318
   Notes payable                                          2,516,850       1,727,460
   Taxes payable                                          1,743,818       1,488,964
   Redeemable series B preferred stock                   12,897,497      12,585,641
   Other accrued liabilities                                341,759         281,390
                                                       ------------    ------------
     Total current liabilities                           30,554,813      28,643,692

LONG TERM LIABILITIES:                                       63,284          65,114
                                                       ------------    ------------

       Total liabilities                                 30,618,097      28,708,806
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                                    --              --

MINORITY INTEREST                                         6,577,603       5,508,061
                                                       ------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000
      shares authorized; 50,000 and 50,000 shares
      Issued and outstanding at March 31, 2008 and
      December 31, 2007, respectively                           500             500
   Common stock, $0.01 par value, 200,000,000 shares
      authorized; 36,490,312 shares issued and
      outstanding at March 31, 2008 and
      December 31, 2007, respectively                       364,903         364,903
   Paid-in capital                                       13,199,476      13,199,476
   Capital receivable                                      (252,471)       (252,471)
   Deferred compensation                                    (12,000)        (21,375)
   Statutory reserves                                     1,186,025         976,439
   Accumulated deficit                                  (17,776,742)    (18,059,232)
   Accumulated other comprehensive income                 1,457,028         774,891
                                                       ------------    ------------
     Total shareholders' equity                          (1,833,281)     (3,016,869)
                                                       ------------    ------------

       Total liabilities and shareholders' equity      $ 35,362,419    $ 31,199,998
                                                       ============    ============

         The accompanying notes are an integral part of this statement


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                    UNAUDITED

                                                                 2008            2007
                                                             ------------    ------------
                                                                                Restated
REVENUES                                                     $ 10,973,241    $  6,155,560

COST OF GOODS SOLD                                              7,711,162       4,685,102
                                                             ------------    ------------

GROSS PROFIT                                                    3,262,079       1,470,458
                                                             ------------    ------------
OPERATING EXPENSES
    Research and development                                       17,947          43,163
    Selling, general and administrative                         1,074,797         903,500
                                                             ------------    ------------
      Total Operating Expenses                                  1,092,744         946,663
                                                             ------------    ------------

INCOME  FROM OPERATIONS                                         2,169,335         523,795
                                                             ------------    ------------
OTHER INCOME (EXPENSE)
    Interest income (expense), net                               (356,584)       (347,485)
                                                             ------------    ------------
      Total other expense, net                                   (356,584)       (347,485)
                                                             ------------    ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                1,812,751         176,310

PROVISION FOR INCOME TAXES                                        299,409           1,108
                                                             ------------    ------------

INCOME BEFORE MINORITY INTEREST                                 1,513,342         175,202

MINORITY INTEREST                                               1,021,266         352,995
                                                             ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          492,076        (177,793)

INCOME ON DISCONTINUED OPERATIONS
    Income from discontinued operations, net of tax effect             --          89,525
                                                             ------------    ------------

NET INCOME (LOSS)                                                 492,076         (88,268)

    Foreign currency translation adjustment                       682,137          34,954
                                                             ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                  $  1,174,213    $    (53,314)
                                                             ============    ============

EARNING ( LOSS) PER SHARE OF COMMON STOCK

    Continuing operations
      Basic                                                  $      0.013    $     (0.005)
      Diluted                                                       0.013          (0.005)
                                                             ============    ============
    Discontinued operations
      Basic                                                            --          (0.002)
      Diluted                                                          --          (0.002)
                                                             ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC         36,490,312      36,027,615
                                                             ============    ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED       36,540,312      36,027,615
                                                             ============    ============


         The accompanying notes are an integral part of this statement



            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007



                                                Preferred stock (series A)          Common Stock
                                                  Shares        Par value        Shares       Par Value
                                              ------------    ------------    ------------   ------------
BALANCE, December 31, 2006, Restated               930,000    $      9,300      35,586,740   $    355,868

   Common shares issued for preferred
   stock conversion                               (512,500)         (5,125)        753,572          7,535
   Net loss                                             --              --              --             --
                                                        --              --              --             --
                                                        --              --              --             --
                                              ------------    ------------    ------------   ------------
BALANCE, March 31, 2007 (Unaudited)                417,500           4,175      36,340,312        363,403

   Common shares issued for service                     --              --         125,000          1,250
   Common shares issued for preferred
    stock conversion                               (25,000)           (250)         25,000            250
   Cancellation of preferred shares               (342,500)         (3,425)             --             --
   Amortization of deferred compensation                --              --              --             --
   Disposal of Enshi                                    --              --              --             --
   Change in value of warrants issued
    for Enshi acquisition                               --              --              --             --
   Net loss                                             --              --              --             --
   Statutory reserves                                   --              --              --             --
   Foreign currency translation adjustments             --              --              --             --
                                              ------------    ------------    ------------   ------------
BALANCE, December 31, 2007                          50,000    $        500      36,490,312   $    364,903

   Amortization of deferred compensation                --              --              --             --
   Net income                                           --              --              --             --
   Statutory reserves                                   --              --              --             --
   Foreign currency translation adjustments             --              --              --             --
                                              ------------    ------------    ------------   ------------
BALANCE, March 31, 2008 (Unaudited)                 50,000    $        500      36,490,312   $    364,903
                                              ============    ============    ============   ============



                                                                                                 Other
                                                Paid-in          Capital        Deferred       Accumulated
                                                Capital         Receivable    Compensation       Deficit
                                              ------------    ------------    ------------    ------------
BALANCE, December 31, 2006, Restated          $ 13,059,911    $   (252,471)   $    (18,000)   $ (6,060,461)

   Common shares issued for preferred
   stock conversion                                 (2,410)             --              --              --
   Net loss                                             --              --              --         (88,268)
                                                        --              --              --         (81,785)
                                                        --              --              --              --
                                              ------------    ------------    ------------    ------------
BALANCE, March 31, 2007 (Unaudited)             13,057,501        (252,471)        (18,000)     (6,230,514)

   Common shares issued for service                 36,250              --         (37,500)             --
   Common shares issued for preferred
    stock conversion                                    --              --              --              --
   Cancellation of preferred shares                  3,425              --              --              --
   Amortization of deferred compensation                --              --          34,125              --
   Disposal of Enshi                                    --              --              --       1,862,414
   Change in value of warrants issued
    for Enshi acquisition                          102,300              --              --              --
   Net loss                                             --              --              --     (13,458,719)
   Statutory reserves                                   --              --              --        (232,413)
   Foreign currency translation adjustments             --              --              --              --
                                              ------------    ------------    ------------    ------------
BALANCE, December 31, 2007                    $ 13,199,476    $   (252,471)   $    (21,375)   $(18,059,232)

   Amortization of deferred compensation                --              --           9,375              --
   Net income                                           --              --              --         492,076
   Statutory reserves                                   --              --              --        (209,586)
   Foreign currency translation adjustments             --              --              --              --
                                              ------------    ------------    ------------    ------------
BALANCE, March 31, 2008 (Unaudited)           $ 13,199,476    $   (252,471)   $    (12,000)   $(17,776,742)
                                              ============    ============    ============    ============




                                                Statutory      Comprehensive
                                                 Reserves      Income (Loss)       Totals
                                               ------------    ------------    ------------
BALANCE, December 31, 2006, Restated           $  2,524,655    $    885,998    $ 10,504,800

   Common shares issued for preferred
   stock conversion                                      --              --              --
   Net loss                                              --              --         (88,268)
                                                     81,785              --              --
                                                         --          34,954          34,954
                                               ------------    ------------    ------------
BALANCE, March 31, 2007 (Unaudited)               2,606,440         920,952      10,451,486

   Common shares issued for service                      --              --              --
   Common shares issued for preferred
    stock conversion                                     --              --              --
   Cancellation of preferred shares                      --              --              --
   Amortization of deferred compensation                 --              --          34,125
   Disposal of Enshi                             (1,862,414)       (837,320)       (837,320)
   Change in value of warrants issued
    for Enshi acquisition                                --              --         102,300
   Net loss                                              --              --     (13,458,719)
   Statutory reserves                               232,413              --              --
   Foreign currency translation adjustments              --         691,259         691,259
                                               ------------    ------------    ------------
BALANCE, December 31, 2007                     $    976,439    $    774,891    $ (3,016,869)

   Amortization of deferred compensation                 --              --           9,375
   Net income                                            --              --         492,076
   Statutory reserves                               209,586              --              --
   Foreign currency translation adjustments              --         682,137         682,137
                                               ------------    ------------    ------------
BALANCE, March 31, 2008 (Unaudited)            $  1,186,025    $  1,457,028    $ (1,833,281)
                                               ============    ============    ============

         The accompanying notes are an integral part of this statement


            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                    UNAUDITED
                                                                     2008           2007
                                                                  -----------    -----------
                                                                                   Restated
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Net income (loss)                                             $   492,076    $   (88,268)
    Net income from discontinued operations                                --        (89,525)
                                                                  -----------    -----------
    Net loss from continuing operations                               492,076       (177,793)
    Adjustments to reconcile net loss from continuing
     operations to cash provided by (used in) continuing
     operating activities:
       Amortization of shares issued for service                        9,375             --
       Depreciation                                                   143,805        121,156
       Amortization                                                    61,597         25,360
       Bad debt expense                                                    --         78,444
       Minority interest                                            1,021,266        516,243
       Interest charge on redeemable stock                            311,856             --
    Change in operating assets and liabilities:
       Accounts receivable, trade                                    (648,188)      (236,020)
       Accounts receivable, related parties                               110        (38,311)
       Other receivables and prepayments                              509,400       (348,909)
       Notes receivables                                              (69,885)      (814,452)
       Advances to suppliers                                          395,790       (147,610)
       Advances to suppliers -related parties                        (232,107)            --
       Other assets                                                    38,908         88,051
       Inventories                                                   (241,671)      (770,223)
       Accounts payable                                                54,273      1,009,641
       Accounts payable - related parties                             (77,037)        43,795
       Other payables and accrued liabilities                        (647,743)      (354,588)
       Customer deposits                                              968,007        741,529
       Taxes payable                                                  188,855        (68,893)
                                                                  -----------    -----------
         Net cash provided by (used in) continuing
         operating activities                                       2,278,687       (332,580)
                                                                  -----------    -----------

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
    Repayment received from long term notes receivables                    --         67,224
    Purchase of equipment                                             (43,066)       (59,524)
    Additions to construction in progress                          (2,000,563)            --
    Increase in other receivables - related parties                  (316,866)            --
    Decrease in short term investment                                 419,310             --
    Repayment of loan to related party                                134,958             --
                                                                  -----------    -----------
         Net cash (used in) provided by continuing operation
         investing activities                                      (1,806,227)         7,700
                                                                  -----------    -----------

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
    Increase in restricted cash                                      (210,704)      (125,784)
    Payments on bank loan                                            (279,540)            --
    Proceeds (payments) on long term debts - related parties          202,275           (659)
    Incease in notes payables                                         702,344             --
                                                                  -----------    -----------
         Net cash provided by (used in) continuing operation
         financing activities                                         414,375       (126,443)
                                                                  -----------    -----------

    Net  increase (decrease) in cash from continuing operations       886,835       (451,323)
                                                                  -----------    -----------

Cash provided by  discontinued operating activities                        --         11,945
                                                                  -----------    -----------
    Net cash provided by discontinued operations                           --         11,945
                                                                  -----------    -----------

Effect of exchange rate on cash                                       208,027        (35,119)
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH                                         1,094,862       (474,497)

Cash, beginning of period                                             669,699      2,958,556
                                                                  -----------    -----------

Cash, end of period                                               $ 1,764,561    $ 2,484,059
                                                                  ===========    ===========


         The accompanying notes are an integral part of this statement

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 1-  ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, was originally organized as a corporation under the laws of the state of New York on August 6, 1976 under the name of Globuscope, Inc. On August 7, 1984, its name was changed to Globus Growth Group, Inc., which was its name until it was merged into CBH, its wholly owned subsidiary in the state of Delaware on August 28, 2004 through an internal re-organizational merger. The principal activities of the Company, through its subsidiaries located in Mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription chemical drugs and traditional Chinese medicines. Effective August 28, 2004, CBH completed the acquisition of China Biopharmaceuticals Corp ("CBC"), a British Virgin Islands corporation as the parent, the management company and holder of 90% of the ownership interest in its then only operating subsidiary and asset, Nanjing Keyuan Pharmaceutical R&D Co., Ltd., doing business in English a.k.a Nanjing Chemsource Pharmaceutical R&D Co. Ltd, ("Keyuan" or "Chemsource"), a company established in China and engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China. Nanjing keyuan Pharmaceutical R&D Co., Ltd. was established in March 2000 in Nanjing City of Jiangsu Province, China.

On June 11, 2005, the Company signed a purchase agreement, which was amended on August 3, 2005 under which, the Company acquired approximately 51% of the controlling ownership interest of Suzhou Erye Pharmaceutical Limited Company ("Erye"), a company established in Suzhou, China. Total consideration paid by the Company to acquire 51% ownership interest in Erye is $3,000,000 cash to be paid in installments, and 3,300,000 of common shares valued at $1.00 per share or $3,300,000. During 2006, $3,000,000 was fully contributed to Erye for working capital and/or expansion purposes.

On May 16, 2006, the Company entered into a purchase agreement which became effective at June 5, 2006, under which the Company acquired 100% of the controlling ownership interest of RACP Pharmaceutical Holdings LTD. ("RACP") which owns 100% ownership interest of Shenyang Enshi Pharmaceutical Limited Company ("Enshi"). Total consideration of $14,690,000 paid by the Company to acquire the 100% interest in both RACP and Enshi is $550,000 paid in cash, 12,000,000 of CBH warrants valued at $0.22 per warrant or $2,640,000 and to assume $11,500,000 debt of RACP. The detail information of accounting for this transaction is disclosed in Note 16.

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

Note 2 - RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 2, Enshi had been taken over by RimAisa as collateral of the $11.5 million debt since the third quarter of 2007, financial statements as of and for the three months ended March 31, 2007 have been restated to reflect Enshi as a discontinued operation for comparison purpose.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


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

The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

         Entity       Percentage of Ownership               Location
         ------       -----------------------        ------------------------
          CBH              Parent Company            United States of America
          CBC           100% owned by CBH               British Virgin Inland
          Erye           51% owned by CBH                               P.R.C
         Keyuan          90% owned by CBC                               P.R.C

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

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

    Equipment and machinery                                 5 years
    Motor vehicles                                          5 years
    Furniture and fixtures                                  5 years
    Buildings                                              20 years
    Land use right                                      40-50 years

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until the assets are completed and are placed into service.
Long-term assets of the Company are reviewed annually, or more often if necessary, to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Short term investment

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities.

The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported as income statement item, and realized gains and losses are included in other income (expense). Total amount in this account was $714,000 as of March 31, 2008 and $1,096,800 as of December 31, 2007. For the three months ended March 31, 2008, the Company did not record any realized or unrealized gain or loss since the whole account balance was cash as of March 31, 2008.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis.

Patent

The patents represent patented pharmaceutical formulas, on which the Company have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, otherwise the patent costs will be subject to amortization over its estimated useful life period. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually, or more often when events and changes in circumstances indicate that the carrying value may not be recoverable.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and 2007 were $17,616 and $ 43,163 respectively.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which were $104,547 and $64,161 for the three months ended March 31, 2008 and 2007 respectively.

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at March 31, 2008 and December 31, 2007 amounted to $1,985,852 and $731,956 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells intermediary pharmaceutical products to general consumers. Four major customers accounted for approximately 36% of the net revenue for the three months ended March 31, 2008 with each customer individually accounting for 13%, 11%, 6%, and 6%, respectively. At March 31, 2008, the total receivable balance due from these customers was $1,213,581, representing 21% of total accounts receivable. For the three months ended March 31, 2007, two major customers accounted for 10% of the net revenue with each customer individually accounting for 5% and 5%, respectively.

For the three months ended March 31, 2008, two major suppliers provided approximately 30% of the Company's purchases of raw materials with each supplier individually accounting for 20% and 10%, respectively. Four suppliers provided 41% of the Company's purchase of raw materials for the three months ended March 31, 2007, with each suppliers individually accounting for 15%, 12%, 7%, and 7%, respectively.

Financial Instruments

SFAS 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and long term debts to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," The convertible preferred shares issued in 2007 resulted in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements."

Fair value measurements

The Company adopted SFAS 157, "Fair Value Measurements" on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisition plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted in full into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company ("Series B Preferred Shares") at an effective conversion price at $2.0222 per preferred share. This Agreement is conditioned on the subsequent completion of at least one of sizeable acquisition by the end of June 2008 or will be reconverted to as a current liability.

Pursuant to SFAS 150, the 6,185,607 shares of Series B preferred stock was recorded as liability due to the mandatory redemption feature. The shares were recorded at the total face amount owed to RimAsia on the date of issuance plus accrued but unpaid interest expense.

As of March 31, 2008, the carrying value of the redeemable convertible preferred stock amounted to $12,897,497. Because this liability was short term in nature and was treated as current liability. The Company evaluated the fair value of the convertible notes using the level 2 inputs by comparing the market interest rate of short term loans and determined that the fair value approximated the carrying value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

For three months ended March 31, 2008 and 2007, revenue from sale of product was $10,973,241 and $6,155,560, respectively, made up of the following product categories.
                                                        2008            2007
                                                     -----------     -----------
                                                      Unaudited       Unaudited
                                                     -----------     -----------
                                                                       Restated
                                                                     -----------
Revenue from continuing operations:
  Intermediary pharmaceuticals products              $ 3,966,283     $ 1,930,319
  Prescription drugs                                   7,006,958       4,225,241
                                                     -----------     -----------
Total revenue from continuing operations             $10,973,241     $ 6,155,560
                                                     ===========     ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contracts. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Milestones are substantive and not derived solely from arriving at a specific date. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment. To determine when milestones are achieved, typically, the milestone goals require one or more of the following: (1) a certificate from a licensed authoritative agency, (2) approval/acknowledgement by a governmental agency, for example, the Food and Drug Administration of the United States, (3) an authoritative professional appraisal report, or (4) an independent technological feasibility report, testing analysis and other form of valuation on the result and value of products and service. After receipt of the certificate, and/or approval and/or report, continued service is not required thus the respective milestone goals are achieved. Therefore, the milestone payment is no longer refundable and revenue is recognized.

For the three months ended March 31, 2008, revenue from sales of product, sales of new drug formulas, and R&D service amounted to $10,973,241, $0, and $0, respectively. For the three months ended March 31, 2007, revenue from sales of product, sales of new drug formulas, and R&D service was $6,155,560, $0, and $0, respectively.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,457,028 and $774,891 at March 31, 2008 and December 31, 2007, respectively. Assets and liabilities at March 31, 2008 and December 31, 2007 were translated at 7.00 and 7.29 RMB to $1.00. The average translation rates applied to income statement accounts, statement of cash flows for the three months ended March 31, 2008 and 2007 were 7.15 and 7.75 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus, the redeemable shares described in Note 14 have been excluded from the March 31, 2008 earnings per share calculations.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The convertible preferred stock was anti-dilutive for the three months ended March 31, 2007 because the Company recorded net loss for the period. For the three months ended March 1, 2008, the convertible preferred stock of 50,000 was considered to have diluted effect.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

                                                                  2008           2007
                                                              ------------   ------------
For the three months ended March 31, 2008 and 2007
  Net income(loss) for basic and diluted earnings per share   $    492,076   $    (88,268)
                                                              ============   ============

  Weighted average shares used in basic computation             36,490,312     36,027,615
  Diluted effect of Series A preferred stock                        50,000             --
                                                              ------------   ------------
  Weighted average shares used in diluted computation           36,540,312     36,027,615
                                                              ============   ============

Earnings (loss) per share:
    Basic                                                     $      0.013   $     (0.002)
                                                              ============   ============
    Diluted                                                   $      0.013   $     (0.002)
                                                              ============   ============

Shares Subject to Mandatory Redemption

The Company adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company's Consolidated Financial Statements and be reported at settlement date value. The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. The amount of redeemable stock was presented as a liability on the balance sheet at the fair market value plus the accrued interest expense at the balance sheet date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;
(2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows. Further, the financial statements as of and for the three months ended March 31, 2007 have been restated to reflect Enshi as a discontinued operation for comparison purposes.

Note 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     o Interest expense paid amounted to $0 and $779,789 for the three months ended March 31, 2008 and 2007, respectively.
     o No income tax was paid for the three months ended March 31, 2008 and 2007.

Note 5 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. The reserve for bad debts was $1,313,177 and $1,260,760 at March 31, 2008 and December 31, 2007,
respectively.

Accounts receivable consisted of the following:

                                                    March 31,       December 31,
                                                      2008             2007
                                                  (Unaudited)
                                                  -----------       -----------
Accounts receivable                               $ 5,674,554       $ 4,812,243
Allowance for doubtful accounts                    (1,313,177)       (1,260,760)
                                                  -----------       -----------
           Accounts receivable, net               $ 4,361,377       $ 3,551,483
                                                  ===========       ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


Note 6 - INVENTORIES

Inventories consisted of the following:

                                                     March 31,   December 31,
                                                       2008         2007
                                                   (Unaudited)
                                                    ----------    ----------
Raw materials                                       $2,104,215    $1,858,866
Refinery materials                                   2,930,894     3,139,200
Packaging supplies                                     291,338       239,624
Sundry supplies                                         14,205        11,984
Work in process                                        520,708       351,611
Finished goods                                       3,720,207     3,360,770
                                                    ----------    ----------
           Total inventories                        $9,581,567    $8,962,055
                                                    ==========    ==========

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

                                                   March 31,    December 31,
                                                     2008          2007
                                                 (Unaudited)
                                                ------------    ------------
Plant                                           $  2,381,094    $  2,286,051
Office equipment                                      26,240          25,478
Machinery                                          6,728,998       6,368,927
Automobile                                           181,227         228,043
Construction in progress                           2,237,627         185,963
                                                ------------    ------------
  Total plant and equipment                       11,555,186       9,094,462
  Less: accumulated depreciation                  (5,324,447)     (4,972,293)
                                                ------------    ------------
        Plant and equipment, net                $  6,230,739    $  4,122,169
                                                ============    ============

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $143,805 and $121,156, respectively. As of March 31, 2008 and 2007, no interest was capitalized in construction in process.

The construction in progress includes amount spent on the construction of Erye's new plant. According to the Section 7.3 of the Acquisition Agreement signed on June 11, 2005 between CBH and Erye, Erye will relocate, and CBH or the investors introduced by CBH promises to bear the removal fees and construction fees for Erye's new plant, and all assets generated from this relocation belongs to Erye. Due to the financial difficulties of CBH, the construction is funded by Erye's cash flows from operations. CBH and Erye have been in discussions with respect to the funding of this project and related obligations.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


Note 8-  OTHER ASSETS

Intangible Assets

Intangible assets include land use rights and drug patents, and consist of the following:
                                                       March 31,    December 31,
                                                         2008          2007
                                                     (Unaudited)
                                                     -----------    -----------
Land use rights:
Erye                                                 $ 5,501,781    $ 5,282,173
CBH                                                    2,406,464      2,406,464
                                                     -----------    -----------
    Total land use rights                              7,908,245      7,688,637
    Less: accumulated amortization                      (531,458)      (459,333)
                                                     -----------    -----------
         Land use rights, net                          7,376,787      7,229,304
                                                     -----------    -----------
Patent:
    Approved drugs                                       336,008        322,596
    Less: accumulated amortization                      (164,743)      (153,711)
                                                     -----------    -----------
      Patents, net                                       171,265        168,885
                                                     -----------    -----------
                   Total intangible assets, net      $ 7,548,052    $ 7,398,189
                                                     ===========    ===========

Land use rights are pledged as collateral for bank loans. Amortization expense on intangible assets for the three months ended March 31, 2008 and 2007 were $61,597 and $25,360, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank and saving accounts. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks as of March 31, 2008 and December 31, 2007:

                                                        March 31,  December 31,
                                                          2008        2007
            Name of Bank                              (Unaudited)
--------------------------------------                  --------    --------
Hua Xia Bank, Suzhou                                    $    366    $164,871
Industrial and commercial bank, Suzhou                   188,496     353,718
China CITIC Bank                                         566,559
                                                        --------    --------
                                             Total      $755,421    $518,589
                                                        ========    ========

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors are required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of March 31, 2008 and December 31, 2007, the total amount of the long term notes receivable was $571,200 and $640,518, respectively, where 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and the well financial conditions of the counter parties.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 9- RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Accounts receivable - related parties consist of the following:

          March 31,   December 31,                                Manner of
            2008        2007        Due From         Term        Settlement
----    -----------   -----------  ------------   ---------      ----------
Erye    $   122,270    41,932      Hainan Kaiye   Short Term        Cash

Other Receivables - Related Parties

Other receivable - related parties consisted of the following balances where Hainan Kaiye and Erye Trading are companies owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company and Hengyi is the discontinued subsidiary since August 28, 2006.

          March 31,   December 31,                                Manner of
            2008        2007        Due From         Term        Settlement
----    -----------   -----------  ------------   ---------      ----------
Erye    $   853,697   $   819,621  Hainan Kaiye   Short Term        Cash
Erye             --            --  Erye Trading   Short Term        Cash
 CBH         70,629            --     Enshi       Short Term        Cash
-----   -----------   -----------
Total   $   924,326   $   819,621
        ===========   ===========

Loan to Shareholder and Officer

          March 31,   December 31,                                Manner of
            2008        2007        Due From         Term        Settlement
------  -----------   -----------  ------------   ---------      ----------
Keyuan  $    47,124   $    45,243    Keyuan's     Short Term        Cash
                                   shareholder

Other Payables - Related Parties

          March 31,   December 31,                                Manner of
            2008        2007        Due From         Term        Settlement
----    -----------   -----------  ------------   ----------     ----------
Erye    $   671,555   $   644,750  Erye Trading   Short Term        Cash

Other Payables- Related Parties, Shareholders

          March 31,   December 31,                                Manner of
            2008        2007        Due From         Term        Settlement
------  -----------   -----------  ------------   ---------      ----------
CBH     $        --   $    43,961  Chris Peng Mao Short Term       Cash
Keyuan          653           627  Lufan An &     Short Term       Cash
------  -----------   -----------  Xiaohao Liu
Total   $       653   $    44,588
        ===========   ===========

Long Term Other Receivables - Related Parties

          March 31,   December 31,                                 Manner of
            2008         2007        Due From         Term         Settlement
------  -----------   -----------  --------------   ---------      ----------
CBH     $   224,928   $   267,768  Suzhou Heng yi   Long Term        Cash

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 10 - NOTES PAYABLE

The Company's subsidiary, Erye, has $2,516,850 and $1,727,460 in notes payable to Erye's vendors for the purchase of drug raw materials for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively. Notes payable are interest free and usually mature after a six month period.

Note 11 - STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company.

This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following table list the provision of statutory reserves contributed as of March 31, 2008.

  Year         Amount              Description
--------   -------------   --------------------------------------------
  2004     $     60,750
  2005          383,873    15% of China Subsidiaries' net income
  2006        2,080,032    10% of China Subsidiaries' net income
  2007      (1,548,216)    10% of Erye's net  income,  deducted  Enshi's
                               Statutory  reserve balance at December
                               12/31/2006
  2008          209,586    10% of China Subsidiaries' net income
           =============
  Total    $  1,186,025
           =============

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

Erye was granted income tax exemption for two years commencing from January 1, 2006. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted to $299,409 and $1,108 for the three months ended March 31, 2008 and 2007, respectively.

Beginning January 1, 2008, the New Enterprise Income Tax ("EIT" law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% has replaced the past years of 33% rate applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company's subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. The company is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                March 31,
                                         -----------------------
                                            2008          2007
                                         ---------     ---------
U.S. Statutory rate                          34.0%          34.0%
Foreign income not recognized in USA       (34.0)         (34.0)
China income taxes                           25.0           33.0
Income tax exempted                        (12.5)         (32.4)
                                         ---------     ----------
Total provision for income taxes             12.5%           0.6%
                                         =========     ==========

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2008 and 2007 are $153,779 and $240,151, respectively. The net effect on income per share if the income tax had been applied would decrease income per share by $0.0042 for three months ended March 31, 2008. The net effect on loss per share if the income tax had been applied would decrease net loss per share for three months ended March 31, 2007 by $0.0067.

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

VAT on sales and VAT on purchases amounted to $1,863,365 and $1,574,092 for three months ended March 31, 2008, and $1,079,162 and $837,647, respectively for the same period in 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 13 - LOANS

Short Term Bank Loans

The Company has a total of $2,184,840 and $2,371,830 in short term loans from different banks in China at March 31, 2008 and December 31, 2007, respectively. These loans are mature in one year or less and renew automatically. The average interest rates were approximately 7.95% and 7.33% respectively. Bank loans were collateralized by the land use right and buildings of Erye.

Interest expense for the three months ended March 31, 2008 and 2007 were $356,595 and 34,351, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 14 - Redeemable Preferred Stock

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisition plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted in full into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company ("Series B Preferred Shares") at an effective conversion price at $2.0222 per preferred share. Each Series B Preferred Shares may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This Agreement is conditioned on the subsequent completion of at least one of sizeable acquisition by the end of June 2008.

According to the Agreement, the Series B preferred stock are subject to optional redemption at the Company's option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company's option thereafter. The Company maybe required to repurchase the remaining Series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original Series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company's failure to pay annual dividends, mandatory redemption price or any other amount due. Pursuant to SFAS 150, the 6,185,607 shares of Series B preferred stock was recorded as liability due to the mandatory redemption feature. The shares were recorded at fair value on the date of issuance and any accrued interest expense at the reporting dates. As of March 31, 2008, balance of redeemable preferred stock amounted to $12,897,497, in which $388,963 was the accrued interest expense for the period of November 16, 2007 through March 31, 2008.

The holders of the Series B Preferred Shares shall be entitled to receive an annual dividend of 5% of the original issue price ($2.0222 per share) and dividend is payable annually on January 1st in either cash or in kind determined by the Board of directors. Accrued dividend payable at March 31, 2008 amounted to $311,856. Further, since the Company did not make a dividend payment to the shareholders on time pursuant to the Agreement, the Company has to accrue an additional 5% of the original issue price of Series B Preferred Shares per annum, effective January 1, 2008, as an addition to the redemption price. As of March 31, 2008, $155,928 of penalty was included in the accrued dividend payable.

Note 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the three months ended March 31, 2008 and 2007, the Company recognized rent expense of $33,443 and $30,868, respectively.

As of March 31, 2008, the Company has outstanding commitments in respect to non-cancelable operating leases as follows:
                                             Amount
                                            -------
For the year ended December 31, 2008        $33,443
Thereafter                                       --
                                            -------
           Total                            $33,443
                                            =======

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------


Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to RMB12 million (approximately $1.6 million) to the Developer. Of the total $1.6 million, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. The Company had paid $999,600, or RMB 7,000,000 by March 31, 2008.

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud. ("LXB Litigation") The Hong Kong courts frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The company is has been waiting for the court hearing in HK court. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for these serious breaches of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li and against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 16 - BUSINESS COMBINATIONS

Discontinued Operation - Shenyang Enshi

We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6, 2006. Subsequent to the acquisition of Enshi, the Company identified fraud by the previous owner and controlling shareholder of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") and breaches in the representations and warranties provided by him to the Company and the Defendants' including their refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and had requested rescission of the agreement and damages. Enshi's operations have been interfered with and as a result the Company decided to suspend its operations in the third quarter of 2007. In addition, Enshi has been taken over by RimAsia in July 2007 since Enshi was pledged as collateral for the $11.5 million loan owed to RimAsia in connection with the Enshi Acquisition. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, management has decided to write off the entire carrying value of Enshi in third quarter of 2007 and has reported a loss on discontinued operations in the consolidated financial statements. The recovered value of Enshi after the completion of the litigation against Li Xiaobo, if any, will be recognized as income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company". The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $1,313,177 at March 31, 2008 from $1,260,760 at December 31, 2007.
This increase represents 0.42% of total revenues and is mainly resulted from change in the exchange rate of RMB to USD. As of March 31, 2008, accounts receivable, net of allowance for doubtful accounts, amounted to $4,361,377. The days sales outstanding were 80 days for three months ended March 31, 2008, compared to 78 days for the same period in 2007. The increase in the collection period was mainly resulted from the slow collection of AR from Keyuan's customers due to the enhanced government regulations on R&D activities. Also, in 2007, we approved to extend payment term for several major customers, which slightly slowed down the collection of accounts receivable.

The following table provides the roll forward of the allowance of doubtful accounts:

     Allowance for doubtful accounts

     As of December 31, 2007                                      $ 1,260,760
     Foreign currency translation adjustment                           52,417
                                                                  -----------
     As of March 31, 2008                                         $ 1,313,177
                                                                  ===========


The following list the aging of our accounts receivable as of March 31, 2008:


                  3 months       6 months     9 months    Over 9 months    Over 1 year
  Total       Amount      %    Amount   %   Amount    %   Amount     %     Amount     %
5,674,554   4,077,730   71.9  192,197  3.4  80,237   1.4  74,299     1.3  1,250,091   22


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

     We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi) on June 6, 2006. Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Enshi's operations have been interfered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

Therefore, the results of Enshi's operations and cash flows for the three months ended March 31, 2007 were reported as discontinued operations in our consolidated financial statements.

REVENUE

     Revenue for the three months ended March 31, 2008 was $10,973,241 while the revenue for the three months ended March 31, 2007 was $6,155,560, representing an approximately 77.7% increase. The increase is mainly attributed to three reasons. First is the rise in selling price and sales of Erye's raw material drugs. Second, the reform of medical insurance system in rural areas of China promotes the sales of Erye's drugs. Third, the selling price of the freeze-dried drugs has increased.

COST OF GOODS SOLD

     Cost of goods sold for the three months ended March 31, 2008 was $7,711,162 as compared to $4,685,102 for the three months ended March 31, 2007. Cost of goods sold as a percentage of sales revenues was approximately 70.3% for the three months ended March 31, 2008 as compared to approximately 76.1% for the three months ended March 31, 2007. The increase in cost of goods sold is mainly attributed to the increase of sales.

GROSS PROFIT

     Gross profit in the three months ended March 31, 2008 amounted at $3,262,079, as compared to $1,470,458 for the three months ended March 31, 2007, representing approximately 121.8% increase. The gross profit margin for the three months ended March 31, 2008 was 29.7% as compared to approximately 23.9% for the three months ended March 31, 2007. The increase is attributed primarily to the increase of the gross profit of the freeze-dried drugs and raw material drugs.

OPERATING EXPENSES

     Operating expenses for the three months ended March 31, 2008 was $1,092,744 as compared to $946,663 for the three months ended March 31, 2007, representing 15% increase. The increase is attributed mainly to higher operational expenses of Suzhou Erye due to advertising expenses.

RESEARCH AND DEVELOPMENT

     Research and development costs for the three months ended March 31, 2008 were $17,947 as compared to $43,163 for the three months ended March 31, 2007,representing a 58% decrease. This decrease was primarily attributed to the slowing down of drug approval of China FDA and new regulation policies.

INCOME FROM OPERATIONS

     Income from operations in the three months ended March 31, 2008 amounted at $2,169,335, as compared to $523,795 for the three months ended March 31, 2007, representing approximately 314% increase. The increase is mainly attributable to Erye's strong performance in sales and increased gross margin.

NET INCOME

     Net income for the three months ended March 31, 2008 was $492,076 as compared to net loss of $88,268 for the three months ended March 31, 2007, representing 657% increase. The increase is attributed to Erye's strong operating performance and increased profit margin.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2008, total current assets were $18,989,225 and total current liabilities were $30,554,813. Cash and cash equivalents on March 31, 2008 was $1,764,561, an increase of $1,094,862 from the $669,699 reported on
December 31, 2007.

   For the three months ended March 31, 2008, net cash provided by continuing operating activities was $2,278,687 net cash used in continuing investing activities was $1,806,227, net cash provided by continuing financing activities was $414,375. For the three months ended March 31, 2007, net cash used in continuing operating activities was $332, 580, net cash provided by continuing investing activities was $7,700, net cash used in continuing financing activities was $126,443 Net cash provided by operating activities in the three months ended March 31, 2008 results primarily from the Company's strong performance in sales and increase in its profit margin. Cash used for investing activities during the three months ended March 31, 2008 results mainly from the construction of the new plant and purchase of equipments.

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

     Our main manufacturing unit, Erye, recorded a significant growth of 80% in sales revenue for the three months ended March 31, 2008, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. We expect that the recent changes in our management, whereas Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng joined our board of directors and are now playing an active role in our management, will improve our overall operations,giving play to their industrial and manufacturing and marketing expertise. Indeed, we returned to profitability during the 3 months period ended March 31, 2008.

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

     Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. As of March 31, 2008, the value of the Renminbi to the U.S. dollar was translated at 7.00 RMB to $1.00 USD.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures. As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) were not effective.

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


As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2007 Form 10K, the Company's management has identified the steps necessary to address the material weaknesses described above and we are in the process to have the remediation procedures implemented.


Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In March 2007, The Company has commenced legal proceeding for recession against Mr. Li Xiaobo ("Mr. Li") the previous owner and controlling shareholder of Enshi and his related parties ("Defendants") for breach of representations and warranties and fraud and frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The Company has been waiting for the court hearing date in HK court. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for such serious breach of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

Item 1A. RISK FACTORS.

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

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


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.


                                     By: /s/ Chris Peng Mao
                                     -------------------------------------------
                                     Name:  Chris Peng Mao
                                     Title: Chief Executive Officer
                                     Date: May 15, 2008


                                     By: /s/ ZHANG Jian
                                     -------------------------------------------
                                     Name:  ZHANG Jian
                                     Title: Chief Financial Officer
                                     Date: May 15, 2008