Form 10-Q
period 2008-06-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2008-08-14
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                         No. 859, Pan Xu Road, Suzhou,
                         Jiangsu Province, China 215000
                         ------------------------------
               (Address of principal executive offices)(Zip Code)

                               (86) 512 6855 0568
                               ------------------
              (Registrant's telephone number, including area code)



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

Large accelerated filer |_|                         Accelerated filer |_|
Non-accelerated filer|_|                            Smaller Reporting Company|X|
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2008, 36,490,312 shares of Common Stock, par value $0.01 per share, were outstanding.

                               Table of Contents

Item No.  Description                                                   Page No.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                            2

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.     30

Item 4T.      Controls and Procedures.                                        30

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                              30

Item 1A       Risk Factors.                                                   30

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.    31

Item 3.       Defaults Upon Senior Securities.                                31

Item 4.       Submission of Matters to a Vote of Security Holders.            31

Item 5.       Other Information.                                              31

Item 6.       Exhibits.                                                       31

SIGNATURES                                                                    32

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

                                                                                  June 30,     December 31,
                                                                                    2008           2007
                                                                                ------------   ------------
                                                                                  Unaudited
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                         $  3,512,836   $    669,699
   Short term investment                                                                  --      1,096,800
   Accounts receivable, trade, net of allowance for doubtful accounts of
     $1,341,685 and $1,260,760 at June 30, 2008 and December 31, 2007,
     respectively                                                                  5,459,455      3,551,483
   Accounts receivable, related parties                                              146,303         41,932
   Other receivables                                                                 115,730        863,627
   Other receivables - related parties                                             1,064,360        819,621
   Advances to suppliers                                                             432,559        797,302
   Prepaid expenses                                                                  417,383        363,819
   Inventories                                                                    10,944,195      8,962,055
   Loan to shareholders                                                               48,147         45,243
                                                                                ------------   ------------
     Total current assets                                                         22,140,968     17,211,581
                                                                                ------------   ------------

PLANT AND EQUIPMENT, net                                                           8,829,057      4,122,169
                                                                                ------------   ------------
OTHER ASSETS:
   Intangible asset, net                                                           7,617,664      7,398,189
   Long term notes receivable                                                        583,600        640,518
   Long term other receivables - related parties                                     224,928        267,768
   Restricted cash                                                                 1,187,883        518,589
   Advance on patent and right purchase                                            1,021,300        959,700
   Other assets                                                                       21,905         81,484
                                                                                ------------   ------------
     Other assets                                                                 10,657,280      9,866,248
                                                                                ------------   ------------

       Total assets                                                             $ 41,627,305   $ 31,199,998
                                                                                ============   ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  7,250,074   $  5,988,289
   Short-term loans                                                                2,159,320      2,371,830
   Other payables                                                                    298,586      1,381,462
   Other payables - related parties                                                  704,383        689,338
   Customer deposits                                                               3,678,467      2,129,318
   Notes payable                                                                   3,957,538      1,727,460
   Taxes payable                                                                   2,523,126      1,488,964
   Redeemable series B preferred stock                                            13,209,353     12,585,641
   Other accrued liabilities                                                         857,715        281,390
                                                                                ------------   ------------
     Total current liabilities                                                    34,638,562     28,643,692

LONG TERM LIABILITIES:                                                                64,658         65,114
                                                                                ------------   ------------

       Total liabilities                                                          34,703,220     28,708,806
                                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                             --             --
                                                                                ------------   ------------

MINORITY INTEREST                                                                  7,718,079      5,508,061
                                                                                ------------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized; 50,000 and 50,000 shares Issued and outstanding at June 30, 2008 and December
     31, 2007, respectively                                                              500            500
   Common stock, $0.01 par value, 200,000,000 shares authorized; 36,490,312 shares issued and outstanding at June 30, 2008 and December 31, 2007,
     respectively                                                                    364,903        364,903
   Paid-in capital                                                                13,199,476     13,199,476
   Capital receivable                                                               (252,471)      (252,471)
   Deferred compensation                                                              (2,625)       (21,375)
   Statutory reserves                                                              1,417,795        976,439
   Accumulated deficit                                                           (17,196,959)   (18,059,232)
   Accumulated other comprehensive income                                          1,675,387        774,891
                                                                                ------------   ------------
     Total shareholders' equity                                                     (793,994)    (3,016,869)
                                                                                ------------   ------------

       Total liabilities and shareholders' equity                               $ 41,627,305   $ 31,199,998
                                                                                ============   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND DECEMBER 31, 2007
                                    UNAUDITED

                                                           Three months ended June 30,   Six months ended June 30,
                                                               2008           2007          2008          2007
                                                           ------------   ------------   ----------   ------------
                                                                            Restated                    Restated
REVENUES                                                   $ 13,340,544   $  7,754,670   24,313,785   $ 13,910,230

COST OF GOODS SOLD                                            9,215,170      5,850,627   16,926,332     10,535,729
                                                           ------------   ------------   ----------   ------------

GROSS PROFIT                                                  4,125,374      1,904,043    7,387,453      3,374,501
                                                           ------------   ------------   ----------   ------------
OPERATING EXPENSES
   Research and development                                     241,400             --      259,347         43,163
   Selling, general and administrative                        1,224,364      1,145,801    2,299,161      2,049,301
                                                           ------------   ------------   ----------   ------------
     Total Operating Expenses                                 1,465,764      1,145,801    2,558,508      2,092,464
                                                           ------------   ------------   ----------   ------------

INCOME FROM OPERATIONS                                        2,659,610        758,242    4,828,945      1,282,037
                                                           ------------   ------------   ----------   ------------

OTHER INCOME (EXPENSE)
   Interest income (expense), net                              (346,650)      (338,587)    (703,234)      (686,072)
   Other income (expense), net                                  (29,727)       228,433      (29,727)       228,433
                                                           ------------   ------------   ----------   ------------
     Total other expense, net                                  (376,377)      (110,154)    (732,961)      (457,639)
                                                           ------------   ------------   ----------   ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              2,283,233        648,088    4,095,984        824,398

PROVISION FOR INCOME TAXES                                      331,204              5      630,613          1,113
                                                           ------------   ------------   ----------   ------------

INCOME BEFORE MINORITY INTEREST                               1,952,029        648,083    3,465,371        823,285

MINORITY INTEREST                                             1,140,476        565,772    2,161,742        918,767
                                                           ------------   ------------   ----------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        811,553         82,311    1,303,629        (95,482)

LOSS ON DISCONTINUED OPERATIONS
   loss from discontinued operations, net of tax effect              --       (111,600)          --        (22,075)
                                                           ------------   ------------   ----------   ------------

NET INCOME (LOSS)                                               811,553        (29,289)   1,303,629       (117,557)

   Foreign currency translation adjustment                      218,359        319,364      900,496        354,318
                                                           ------------   ------------   ----------   ------------

COMPREHENSIVE INCOME (LOSS)                                $  1,029,912   $    290,075    2,204,125   $    236,761
                                                           ============   ============   ==========   ============
EARNING (LOSS) PER SHARE OF COMMON STOCK

   Continuing operations
     Basic                                                 $      0.022   $      0.002        0.036   $     (0.003)
     Diluted                                                      0.022          0.002        0.036         (0.003)
                                                           ============   ============   ==========   ============
   Discontinued operations
     Basic                                                           --         (0.003)          --         (0.001)
     Diluted                                                         --         (0.003)          --         (0.001)
                                                           ============   ============   ==========   ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC       36,490,312     36,027,615   36,490,312     36,027,615
                                                           ============   ============   ==========   ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED     36,540,312     36,027,615   36,540,312     36,027,615
                                                           ============   ============   ==========   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Preferred stock (series A)        Common stock
                                                   --------------------------   -----------------------      Paid-in      Capital
                                                       Shares      Par value       Shares     Par value      capital     receivable
                                                   -------------   ----------   -----------   ---------   ------------   ----------
BALANCE, December 31, 2006, Restated                     930,000   $    9,300    35,586,740   $ 355,868   $ 13,059,911   $ (252,471)

   Common shares issued for service                                                 125,000       1,250         36,250
   Common shares issued for preferred
      stock conversion                                  (512,500)      (5,125)      753,572       7,535         (2,410)
   Net loss
   Staturoty reserves
   Foreign currency translation adjustments

                                                   -------------   ----------   -----------   ---------   ------------   ----------
BALANCE, June 30, 2007, Restated (Unaudited)             417,500        4,175    36,465,312     364,653     13,093,751     (252,471)

   Common shares issued for preferred
      stock conversion                                   (25,000)        (250)       25,000         250             --
   Cancellation of preferred shares                     (342,500)      (3,425)                                   3,425
   Amortization of deferred compensation
   Disposal of Enshi
   Change in value of warrants issued for
      Enshi acquisition                                                                                        102,300
   Net loss
   Statutory reserves
   Foreign currency translation adjustments

                                                   -------------   ----------   -----------   ---------   ------------   ----------
BALANCE, December 31, 2007                                50,000   $      500    36,490,312   $ 364,903   $ 13,199,476   $ (252,471)

   Amortization of deferred compensation
   Net income
   Statutory reserves
   Foreign currency translation adjustments

                                                   -------------   ----------   -----------   ---------   ------------   ----------
BALANCE, June 30, 2008 (Unaudited)                        50,000   $      500    36,490,312   $ 364,903   $ 13,199,476   $ (252,471)
                                                   =============   ==========   ===========   =========   ============   ==========

                                                                                                         Other
                                                           Deferred      Accumulated     Statutory    comprehensive
                                                         compensation      deficit        reserves    income (loss)       Total
                                                         ------------   -------------   -----------   -------------   -------------
BALANCE, December 31, 2006, Restated                     $    (18,000)  $  (6,060,461)  $ 2,524,655   $     885,998   $  10,504,800

   Common shares issued for service                           (28,125)                                                        9,375
   Common shares issued for preferred stock conversion                                                                           --
   Net loss                                                                  (117,557)                                     (117,557)
   Staturoty reserves                                                        (229,802)      229,802                              --
   Foreign currency translation adjustments                                                                  34,954          34,954

                                                         ------------   -------------   -----------   -------------   -------------
BALANCE, June 30, 2007, Restated (Unaudited)                  (46,125)     (6,407,820)    2,754,457         920,952      10,431,572

   Common shares issued for preferred stock conversion                                                                           --
   Cancellation of preferred shares                            (9,375)                                                       (9,375)
   Amortization of deferred compensation                       34,125                                                        34,125
   Disposal of Enshi                                                        1,862,414    (1,862,414)       (837,320)       (837,320)
   Change in value of warrants issued for
      Enshi acquisition                                                                                                     102,300
   Net loss                                                               (13,429,430)                                  (13,429,430)
   Statutory reserves                                                         (84,396)       84,396                              --
   Foreign currency translation adjustments                                                                 691,259         691,259

                                                         ------------   -------------   -----------   -------------   -------------
BALANCE, December 31, 2007                               $    (21,375)  $ (18,059,232)  $   976,439   $     774,891   $  (3,016,869)

   Amortization of deferred compensation                       18,750                                                        18,750
   Net income                                                               1,303,629                                     1,303,629
   Statutory reserves                                                        (441,356)      441,356                              --
   Foreign currency translation adjustments                                                                 900,496         900,496

                                                         ------------   -------------   -----------   -------------   -------------
BALANCE, June 30, 2008 (Unaudited)                       $     (2,625)  $ (17,196,959)  $ 1,417,795   $   1,675,387   $    (793,994)
                                                         ============   =============   ===========   =============   =============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                    UNAUDITED

                                                                                       2008          2007
                                                                                  -------------   -----------
                                                                                                   Restated
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net income (loss)                                                              $   1,303,629   $   (117,557)
   Net loss from discontinued operations                                                     --        (22,075)
                                                                                  -------------   ------------
   Net loss from continuing operations                                                1,303,629        (95,482)
   Adjustments to reconcile net loss from continuing
      operations to cash provided by (used in) continuing operating activities:
         Common stock issued for services                                                    --          9,375
         Amortization of stock based compensation                                        18,750             --
         Depreciation                                                                   605,571        354,693
         Amortization                                                                   140,277        818,906
         Minority interest                                                            2,473,598      1,284,090
   Change in operating assets and liabilities:
         Accounts receivable, trade                                                  (1,988,897)    (1,246,004)
         Accounts receivable, related parties                                           (28,806)      (255,526)
         Other receivables and prepayments                                              694,333        271,949
         Other receivables-related party                                                     --     (1,178,997)
         Notes receivables                                                                   --        (73,030)
         Advances to suppliers                                                          364,742        (89,780)
         Other assets                                                                    59,579         88,628
         Inventories                                                                 (1,982,140)      (453,906)
         Accounts payable                                                             1,261,784        611,488
         Accounts payable - related parties                                             (75,565)      (645,430)
         Other payables and accrued liabilities                                         116,705        523,106
         Customer deposits                                                            1,549,149        839,636
         Taxes payable                                                                1,034,162         49,130
                                                                                  -------------   ------------
            Net cash provided by continuing operating activities                      5,546,871        812,846
                                                                                  -------------   ------------

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
   Purchase of intangible assets                                                             --     (1,299,940)
   Payment received from long term notes receivables                                         --        173,531
   Purchase of equipment                                                               (557,094)      (102,274)
   Additions to construction in progress                                             (4,607,455)            --
   (Increase) in other receivables - related parties                                   (417,840)            --
   Decrease in other receivables - related parties                                           --         80,504
   Proceed on selling short term investment                                           1,096,800             --
   Proceeds on loan from related party                                                   99,758             --
                                                                                  -------------   ------------
            Net cash used in continuing operation investing activities               (4,385,831)    (1,148,179)
                                                                                  -------------   ------------

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
   (Increase) decrease in restricted cash                                              (669,294)        76,122
   Proceeds from short term bank loan                                                        --        (50,209)
   Payments on bank loan                                                               (212,510)       (64,855)
   Payment on long term debts - related parties                                              --       (390,252)
   Increase in notes payable                                                          2,230,078             --
   Proceeds (payments) on long term debts - related parties                             185,242             --
                                                                                  -------------   ------------
            Net cash provided by (used in) continuing operation financing
              activities                                                              1,533,516       (429,194)
                                                                                  -------------   ------------

   Net increase (decrease) in cash from continuing operations                         2,694,556       (764,527)
                                                                                  -------------   ------------

Cash used in discontinued operating activities                                               --     (1,577,929)
Cash provided by discontinued operations investing activities                                --        787,049
Cash provided by discontinued operations financing activities                                --         50,209
                                                                                  -------------   ------------
   Net cash provided by discontinued operations                                              --       (740,671)
                                                                                  -------------   ------------

Effect of exchange rate on cash                                                         148,581       (223,100)
                                                                                  -------------   ------------

INCREASE (DECREASE) IN CASH                                                           2,843,137     (1,728,298)

Cash, beginning of period                                                               669,699      2,958,556
                                                                                  -------------   ------------

Cash, end of period                                                               $   3,512,836   $  1,230,258
                                                                                  =============   ============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Note 1 -  ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, was originally organized as a Corporation under the laws of the state of New York on August 6, 1976. Since August 2004, the Company acquired various subsidiaries located in mainland China. The principal activities of the Company, through its subsidiaries located in mainland China ("China" or "PRC"), are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription drugs and traditional Chinese medicines. Also, the Company is engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

Note 2 - RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 16, Enshi had been taken over by RimAisa as collateral of the $11.5 million debt since the third quarter of 2007. Therefore, the financial statements as of and for the three and six months ended June 30, 2007 have been restated to reflect Enshi as a discontinued operation for comparison purposes.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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

The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

   Entity        Percentage of Ownership               Location
------------------------------------------------------------------------
    CBH                   Parent Company       United States of America
    CBC                100% owned by CBH          British Virgin Inland
    Erye                51% owned by CBH                          P.R.C
   Keyuan               90% owned by CBC                          P.R.C

Land Use Rights

According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Long-term assets of the Company are reviewed periodically to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of June 30, 2008, management concluded long term assets are not impaired.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Short Term Investment

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported in income. Total amount in this account was $0 as of June 30, 2008 and $1,096,800 as of December 31, 2007. For the six months ended June 30, 2008, the Company did not record any realized or unrealized gain or loss since the account didn't have activities in 2008 and was closed as of June 30, 2008.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the accounts receivable and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis.

Patents

The patents represent patented pharmaceutical formulas, on which the Company have obtained official registration certificate or official approval for clinical trials. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, Otherwise the patent costs will be subject to amortization over its estimated useful life period, generally ten to fifteen years. Such costs comprise of purchase costs for patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually and more often when events and changes in circumstances indicate that the carrying value may not be recoverable.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended June 30, 2008 and 2007 amounted $ 55,502 and $45,540, and for the six months ended June 30, 2008 and 2007 amounted $73,118 and $51,686.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which were $93,524 and $198,071 for the three months and six months ended June 30, 2008; For the three months and six months ended 2007 amounted $57,452 and $121,613, respectively.

Concentration of Risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash in these banks at June 30, 2008 and December 31, 2007 amounted to $3,410,806 and $731,956 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

The Company sells intermediary pharmaceutical products to general consumers. Five major customers accounted for approximately 50% of the net revenue for the six months ended June 30, 2008 with each customer individually accounting for 14%, 12%, 9%, 8% and 7%, respectively. Five major customers accounted for approximately 11.2% of the net revenue for the 3 months ended June 30, 2008 with each customer individually accounting for 2.5%, 2.3%, 2.4%, 2.2% and 1.8%, respectively. At June 30, 2008, the total receivable balance due from these customers was $928,110, representing 14% of total accounts receivable. For the six months ended June 30, 2007, five major customers accounted for 17% of the net revenue with each customer individually accounting for 5%, 4%, 3%, 2.8%, and 2.5%, respectively. For the three months ended June 30, 2007, five major customers accounted for 18.4% of the net revenue with each customer individually accounting for 4.2%, 3.6%, 2.8%, 2.7% and 5.1%, respectively

For the six months ended June 30, 2008, five major suppliers provided approximately 40% of the Company's purchases of raw materials with each supplier individually accounting for 16%, 14.2%, 4.3%, 3.4% and 1.9%, respectively. For the three months ended June 2008, five major suppliers provided approximately 31.7% of the Company's purchases of raw materials with each supplier individually accounted for 7.3%, 7.2%, 6.6%, 5.7% and 4.9%, respectively. Five suppliers provided 64.2% of the Company's purchase of raw materials for the six months ended June 30, 2007, with each suppliers individually accounting for 22.4%, 19.1%, 12.8%, 5.5% and 4.4%, respectively. Five suppliers provided 63.4% of the Company's purchase of raw materials for the three months ended June 30, 2007, with each suppliers individually accounted for 21.7%, 18.5%, 13.2%, 5.9% and 4.1%, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

      o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

      o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

      o Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Revenue Recognition

The Company has various categories of revenue resources, sales of new drug formulas, R&D services and revenue from sales of medical product.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

For six months ended June 30, 2008 and 2007, revenue was $24,313,785 and $13,910,230, respectively, made up of the following product categories.

                                                2008              2007
                                           ---------------   --------------
                                              Unaudited        Unaudited
                                                             --------------
                                                                Restated
                                                             --------------
Revenue:
   Intermediary pharmaceuticals products   $     7,517,331   $    4,133,763
   Prescription drugs                           16,687,128        9,776,467
   Other sales                                      52,590               --
   R&D service                                      56,736               --
                                           ---------------   --------------
Total revenue                              $    24,313,785   $   13,910,230
                                           ===============   ==============

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,675,387 and $774,891 at June 30, 2008 and December 31, 2007, respectively. Assets and liabilities at June 30, 2008 and December 31, 2007 were translated at 6.85 and 7.29 RMB to 1.00 USD. The average translation rates applied to income statement accounts, statement of cash flows for the six months ended June 30, 2008 and 2007 were 7.05 and 7.75 RMB to 1.00 USD, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus, the redeemable shares described in Note 14 have been excluded from the June 30, 2008 earnings per share calculations.

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. The convertible preferred stock was anti-dilutive for the six months and three months ended June 30, 2007 because the Company recorded net loss for the periods presented. For the six months and three months ended June 30, 2008, the convertible preferred stock of 50,000 was considered to have diluted effect. The number of shares used in computing basic earnings per share for the six months and three months ended June 30, 2008 and 2007 were 36,490,312 and 36,027,615, respectively. The number of shares used in computing diluted earnings per share for the six months and three months ended June 30, 2008 and 2007 were 36,540,312 and 36,027,615, respectively. Basic and diluted earnings per share for the six months and three months ended June 30, 2008 were $0.036 and $0.022. Basic and diluted losses per share for the six months and three months ended June 30, 2007 was amount to $0.003 and 0.002.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adapted EITF 07-3 on January 1, 2008 and there is no material effect on financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R might materially impact the accounting treatment for any future merger or acquisition consummated January 1, 2009.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF No. 07-5"). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF Issue No. 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5 ("EITF No. 08-4")". The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact the adoption of EITF No. 08-4 will have on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows. Further, the financial statements as of and for the six months and three months ended June 30, 2007 have been restated to reflect Enshi as a discontinued operation for comparison purpose.

Note 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and Income Taxes Paid

      o Interest expense paid amounted to $81,073 and $779,789 for the six months ended June 30, 2008 and 2007, respectively.

      o Income tax was paid $112,150 and $0 for the six months ended June 30, 2008 and 2007, respectively.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Note 5 - ACCOUNTS RECEIVABLE

The reserve for bad debts was $1,341,685 and $1,260,760 at June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007 accounts receivable consisted of the following:

                                          June 30,     December 31,
                                            2008           2007
                                        (Unaudited)
                                        ------------   ------------
Accounts receivable                     $  6,801,140   $  4,812,243
Allowance for doubtful accounts           (1,341,685)    (1,260,760)
                                        ------------   ------------
   Accounts receivable, net             $  5,459,455   $  3,551,483
                                        ============   ============

Note 6 - INVENTORIES

Inventories consisted of the following at June 30, 2008 and December 31, 2007

                                          June 30,     December 31,
                                            2008          2007
                                        (Unaudited)
                                        ------------   ------------
Raw materials                           $  2,518,706   $  1,858,866
Refinery materials                         3,607,395      3,139,200
Packaging supplies                           274,666        239,624
Sundry supplies                                8,471         11,984
Work in process                              734,055        351,611
Finished goods                             3,800,902      3,360,770
                                        ------------   ------------
   Total inventories                    $ 10,944,195   $  8,962,055
                                        ============   ============

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of June 30, 2008 and December 31, 2007:

                                          June 30,     December 31,
                                            2008           2007
                                        (Unaudited)
                                        ------------   ------------
Plant                                   $  2,432,785   $  2,286,051
Office equipment                              26,654         25,478
Machinery                                  6,919,129      6,368,927
Automobile                                   234,935        228,043
Construction in progress                   4,793,418        185,963
                                        ------------   ------------
   Total plant and equipment              14,406,921      9,094,462
   Less: accumulated depreciation         (5,577,864)    (4,972,293)
                                        ------------   ------------
      Plant and equipment, net          $  8,829,057   $  4,122,169
                                        ============   ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $280,837 and $244,175; For the three months ended June 30, 2008 and 2007 amounted to $137,032 and $123,019, respectively. As of June 30, 2008 and 2007, capitalized interest amounted to $85,320 and $0, respectively.

Note 8 - OTHER ASSETS

Intangible Assets

Intangible assets at June 30, 2008 and December 31, 2007 included land use rights and drug patents, and consist of the following:

                                                    June 30,
                                                      2008       December 31,
                                                  (Unaudited)        2007
                                                  -----------    ------------
Land use rights:
Erye                                              $ 5,621,218    $  5,282,173
CBH                                                 2,406,464       2,406,464
                                                  -----------    ------------
   Total land use rights                            8,027,682       7,688,637
   Less: accumulated amortization                    (580,260)       (459,333)
                                                  -----------    ------------
      Land use rights, net                          7,447,422       7,229,304
                                                  -----------    ------------
Patent:
   Approved drugs                                     343,303         322,596
   Less: accumulated amortization                    (173,061)       (153,711)
                                                  -----------    ------------
         Subtotal:                                    170,242         168,885
                                                  -----------    ------------
            Total intangible assets, net          $ 7,617,664    $  7,398,189
                                                  ===========    ============

Land use rights are pledged as collateral for bank loans. Amortization expenses for the six months ended June 30, 2008 and 2007 were $156,393 and $33,203; for the three months ended June 30, 2008 and 2007 amounted $94,796 and $7,843, respectively.

Restricted Cash

Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank and saving accounts. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows. The following lists the depositors, the amount and names of the banks:

                                                    June 30,
                                                      2008       December 31.
                    Name of Bank                  (Unaudited)        2007
-----------------------------------------------   -----------    ------------
Hua Xia Bank, Suzhou                              $       374    $    164,871
Industrial and commercial bank, Suzhou                 61,278         353,718
China CITIC Bank                                    1,126,231
-----------------------------------------------   -----------    ------------
                                Total             $ 1,187,883    $    518,589
                                                  ===========    ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors are required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of June 30, 2008 and December 31, 2007, the total amount of the long term notes receivable was $583,600 and $640,518, respectively, where 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and the well financial conditions of the counter parties.

Note 9 - RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

As of June 30, 2008 and December 31, 2007, accounts receivable included the following:

               June 30,   December 31,                               Manner of
                 2008         2007         Due From        Term      Settlement
------------  ---------   -----------------------------------------------------
     Erye     $ 146,303      41,932      Hainan Kaiye   Short Term      Cash

Hainan  Kaiye  is  company  owned  by  minority   shareholders  of  Suzhou  Erye
Pharmaceutical Limited Company.

Other Receivables - Related Parties

As of June 30, 2008 and December 31, 2007, other receivable contained the following related party balances where Hainan Kaiye and Erye Trading are companies owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company and Hengyi is the discontinued subsidiary since August 28, 2006.

              June 30,    December 31,                               Manner of
                2008          2007         Due From        Term      Settlement
----------  -----------   -----------------------------------------------------
   Erye     $   959,069   $    819,621   Hainan Kaiye   Short Term      Cash
   CBH          105,291             --      Enshi       Short Term      Cash
----------  -----------   ------------
  Total     $ 1,064,360   $    819,621
            ===========   ============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Loan to Shareholder and Officer

              June 30,    December 31,                                         Manner of
                2008          2007              Due From             Term      Settlement
----------  -----------   ---------------------------------------------------------------
   Keyuan   $    48,147   $     45,243    Keyuan's shareholder    Short Term      Cash

Other Payables - Related Parties

              June 30,    December 31,                                         Manner of
                2008          2007               Due To              Term      Settlement
----------  -----------   ---------------------------------------------------------------
  Erye          686,134        644,750        Erye Trading        Short Term      Cash

Erye  Trading  is  company  owned  by  minority   shareholders  of  Suzhou  Erye
Pharmaceutical Limited Company.

Other Payables- Related Parties, Shareholders

              June 30,    December 31,                                         Manner of
                2008          2007               Due To              Term      Settlement
----------  -----------   ---------------------------------------------------------------
CBH         $    17,582   $     43,961       Chris Peng Mao       Short Term      Cash
Keyuan              667            627   Lufan An & Xiaohao Liu   Short Term      Cash
            -----------   ------------
  Total     $    18,249   $     44,588
            ===========   ============

Chris Peng Mao is the CEO of the Company. Lufan An & Xiaohao Liu are both shareholder of the Company.

Long Term Other Receivables - Related Parties

              June 30,    December 31,                                         Manner of
                2008          2007              Due From             Term      Settlement
----------  -----------   ---------------------------------------------------------------
  CBH       $   224,928   $    267,768       Suzhou Heng yi        Long Term      Cash

Note 10 - NOTES PAYABLE

The Company's subsidiary Erye has $3,957,538 and $1,727,460 notes payable to Erye's vendors for the purchase of drug raw materials as of June 30, 2008 and 2007. Notes payable are interest free and usually mature after a six month period.

Note 11 - STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company.

This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following table list the provision of statutory reserves contributed as of June 30, 2008.

   Year          Amount                         Description
----------   --------------   --------------------------------------------------
   2004      $       60,750
   2005             383,873   15% of China Subsidiaries' net income
   2006           2,080,032   10% of China Subsidiaries' net income
   2007          (1,548,216)  10% of Erye's net income, deducted Enshi's
                              Statutory reserve balance at December 12/31/2006
   2008             441,356   10% of China Subsidiaries' net income
----------   ==============
   Total     $    1,417,795
             ==============

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Erye was granted income tax exemption for two years commencing from January 1, 2006. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted to $630,613 and $1,114 for the six months ended June 30, 2008 and 2007,and $331,204 and $5 for three months ended June 30, 2008 and 2007, respectively.

Effective January 1, 2008, the New Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company's subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. The company is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                               June 30,
                                            --------------
                                             2008    2007
                                            -----   ------
U.S. Statutory rate                          34.0%    34.0%
Foreign income not recognized in USA        (34.0)   (34.0)
China income taxes                           25.0     33.0
Income tax exempted                         (12.5)   (32.4)
                                            -----   ------
Total provision for income taxes             12.5%     0.6%
                                            =====   ======

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

The estimated tax savings due to the reduced tax rate for the three months and six months ended June 30, 2008 are $54,293 and $208,072; for the three months and six months ended June 30, 2007 were $518,493 and $758,644, respectively. The net effect on income per share if the income tax had been applied would decrease income per share by $0.001 and $0.06 for the three months and six months ended June 30, 2008. The net effect on loss per share if the income tax had been applied would increase net loss per share for the three months and six months ended June, 2007 by $0.014 and 0.021, respectively.

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

VAT on sales and VAT on purchases amounted to $3,957,487and $3,228,400 for six months ended, 2008, and $2,340,711 and $1,503,064 respectively for the same period in 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 13 - LOANS

Short Term Bank Loans

The Company has a total of $2,159,320 and $2,371,830 in short term loans from different banks in China at June 30, 2008 and December 31, 2007, respectively. These loans mature in one year or less and renew automatically. The average interest rates were approximately 7.95% and 7.33% respectively. Bank loans were collateralized by the land use right and buildings of Erye.

Interest expense for the six months ended June 30, 2008 and 2007 were $703,234 and $54,139; for the three months ended June 30, 2008 and 2007 amounted $346,639 and $19,788, respectively. Interest capitalized as of June 30, 2008 and 2007 amounted to $85,320 and $0, respectively.

Note 14 - Redeemable Preferred Stock

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted in full into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company ("Series B Preferred Shares") at an effective conversion price at $2.0222 per preferred share. Each Series B Preferred Shares may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This Agreement is conditioned on the subsequent completion of at least one of sizeable acquisition by the end of June 2008 and then extended to the end of 2008. The Company is currently in serious discussions with three companies for a possible business merger opportunity. Management believes that this merger transaction will happen soon. If the merger transaction does not happen, RimAsia has right to convert the preferred back to debt.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

According to the Agreement, the Series B preferred stock are subject to optional redemption at the Company's option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company's option thereafter. The Company maybe required to repurchase the remaining Series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original Series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company's failure to pay annual dividends, mandatory redemption price or any other amount due. The Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and the 6,185,607 shares of Series B preferred stock was counted as liability due to the mandatory redemption feature. The shares were recorded at fair value on the date of issuance and any accrued interest expense at the reporting dates. As of June 30, 2008, balance of redeemable preferred stock amounted to $13,209,353, in which $634,284 was the accrued interest expense for the period of November 16, 2007 through June 30, 2008.

The holders of the Series B Preferred Shares shall be entitled to receive an annual dividend of 5% of the original issue price ($2.0222 per share) and dividend is payable annually on January 1st in either cash or in kind determined by the Board of directors. Accrued dividend payable at June 30, 2008 amounted to $623,712. Further, since the Company did not make a dividend payment to the shareholders on time pursuant to the Agreement, the Company has to accrue an additional 5% of the original issue price of Series B Preferred Shares per annum, effective January 1, 2008, as an addition to the redemption price. As of June 30, 2008, $311,856 of penalty was included in the accrued dividend payable.

Note 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the six months and three months ended June 30, 2008 and 2007, the Company recognized rent expense of $7,730 and $32,111; for the three months ended June 30, 2008 and 2007, rent expenses amounted $3,865 and $15,046 respectively.

As of June 30, 2008, the Company has outstanding commitments in respect to non-cancelable operating leases as follows:

                                            Amount
                                          ----------
For the year ended December 31, 2008      $    6,565
Thereafter                                     6,566
                                          ----------
      Total                               $   13,131
                                          ==========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to RMB12 million (approximately $1.6 million) to the Developer. Of the total $1.6 million, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. The Company had paid $1,459,000, or RMB 10,000,000 by June 30, 2008.

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. The Company has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud("LXB Litigation"). The Hong Kong courts frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. The company has been waiting for the court hearing in HK court. The Company reasonably expects to prevail in the lawsuit against the Defendants. The Company reserves the right to take further actions if necessary to seek additional damages and compensation for these serious breaches of representations and warranties and fraud and will make appropriate disclosures pending the legal proceedings. In April 2007, the Company lost an action in a court in Shenyang, China to offset claims against Mr. Li and against Mr. Li's working capital loan to Enshi. The court decided to view each action separately on its own merit. The Company paid the amount of $560,735 due to Liao Ning Xie He and $86,765 due to Mr. Li. The Company reserves the right to take additional actions against Mr. Li and will continue its proceedings in other courts outside as well as in China.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi) on June 6, 2006. Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's subsidiary RACP filed a lawsuit against the Defendants alleging fraud and is pursuing rescission and damages. Enshi's operations have been severely hindered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

Therefore, the results of Enshi's operations and cash flows for the three months and six months ended June 30, 2007 were reported as discontinued operations in our consolidated financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $1,341,685 at June 30, 2008 from $1,260,760 at December 31, 2007.
This increase is mainly resulted from change in the exchange rate of RMB to USD. As of June 30, 2008, accounts receivable, net of allowance for doubtful accounts, amounted to $5,459,455.

The following table provides the roll forward of the allowance of doubtful accounts:

     Allowance for doubtful accounts

     As of December 31, 2007                                     $1,260,760
     Foreign currency translation adjustment                         80,925
                                                                 ----------
     As of June 30, 2008                                         $1,341,685
                                                                 ==========


The following list the aging of our accounts receivable as of June 30, 2008:

                  3 months         6 months       9 months     Over 9 months     Over 1 year
  Total       Amount      %      Amount   %    Amount    %     Amount      %     Amount     %
6,801,140   5,236,558   77.0    191,715  2.8   59,569   0.8    24,384    0.4   1,288,914  19.0


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue for the three months ended June 30, 2008 was $13,340,544 while the revenue for the three months ended June 30, 2007 was $7,754,670, representing an approximately 72% increase. The increase is mainly attributed to three reasons:
First is the rise in selling price and sales volume of Erye's raw material drugs. Second, the reform of medical insurance system in rural areas of China helps to promote the sales of Erye's drugs. Third, the selling price of the freeze-dried drugs has increased.

COST OF GOODS SOLD

Cost of goods sold for the three months ended June 30, 2008 was $9,215,170 as compared to $5,850,627 for the three months ended June 30, 2007. Cost of goods sold as a percentage of sales revenues was approximately 69.1% for the three months ended June 30, 2008 as compared to approximately 75.4% for the three months ended June 30, 2007. The increase in cost of goods sold in terms of dollar amount is mainly attributed to the increase of sales.

GROSS PROFIT

Gross profit in the three months ended June 30, 2008 amounted at $4,125,374, as compared to $1,904,043 for the three months ended June 30, 2007, representing approximately 117% increase. The gross profit margin for the three months ended June 30, 2008 was 30.9% as compared to approximately 24.6% for the three months ended June 30, 2007. The increase is attributed primarily to the increase of the gross profit of the freeze-dried drugs and raw material drugs.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2008 was $1,465,764 as compared to $1,145,801 for the three months ended June 30, 2007, representing 27.9% increase. The increase is attributed mainly to higher sales expenses of Suzhou Erye, such as promotional meeting, commission etc.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended June 30, 2008 were $241,400 as compared to $0 for the three months ended June 30, 2007. This increase was primarily attributed to new R&D project in year 2008.

INCOME FROM OPERATIONS

Income from operations in the three months ended June 30, 2008 amounted at $2,659,610, as compared to $758,242 for the three months ended June 30, 2007, representing approximately 250.8% increase. The increase is mainly attributable to Erye's strong performance in sales and increased gross margin.

NET INCOME

Net income for the three months ended June 30, 2008 was $811,553 as compared to net loss of $29,289 for the three months ended June 30, 2007. The increase is attributed to Erye's strong operating performance and increased profit margin.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue for the six months ended June 30, 2008 was $24,313,785 while the revenue for the six months ended June 30, 2007 was $13,910,230, representing an approximately 74.8% increase. The increase is mainly attributed to Erye's significant revenue growth. Erye's revenue increase approximately 74.8% in the first half year of 2008 comparing with its revenue in the first half year of 2007. The current industry environment provides a great opportunity for Erye to grow its core business. Erye consistently expands its market share in rural area in China.

COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2008 was $16,926,332 as compared to $10,535,729 for the six months ended June 30, 2007. Cost of goods sold as a percentage of sales revenues was approximately 69.6% for the six months ended June 30, 2008 as compared to approximately 75.7% for the six months ended June 30, 2007. The increase in cost of goods sold in terms of dollar amount is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in the first half year of 2008.

GROSS PROFIT.

Gross profit in the six months ended June 30, 2008 amounted at $7,387,453, as compared to $3,374,501 for the six months ended June 30, 2007, representing approximately 120% increase. The gross profit margin for the six months ended June 30, 2008 was 30.4% as compared to approximately 24.3% for the six months ended June 30, 2007. The increase in gross profit as percentage to sales is mainly due to the Company has adjusted its product mixture and increased the sales volume of products with higher GP%.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008 was $2,558,508 as compared to $2,092,464 for the six months ended June 30, 2007, representing 22% increase. The increase is attributed mainly to higher sales expenses of Suzhou Erye such as promotional meeting and commission etc.

RESEARCH AND DEVELOPMENT

Research and development costs for the six months ended June 30, 2008 were $259,347 as compared to $43,163 for the six months ended June 30, 2007, representing approximately 501% increase. This inrease was primarily attributed to new R&D project in year 2008.

INCOME FROM OPERATIONS

Income from operations in the six months ended June 30, 2008 amounted at $4,828,945, as compared to $1,282,037 for the six months ended June 30, 2007, representing approximately 276.7% increase. The increase is mainly attributable to Erye's strong performance in sales and increased gross margin.

NET INCOME

Net income for the six months ended June 30, 2008 was $1,303,629 as compared to net loss of $117,557 for the six months ended June 30, 2007. The increase is attributed to Erye's strong operating performance and increased profit margin.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, total current assets were $22,140,968 and total current liabilities were $34,638,562. Cash and cash equivalents on June 30, 2008 was $3,512,836, an increase of $2,843,137 from the $669,699 reported on December 31, 2007.

For the six months ended June 30, 2008, net cash provided by continuing operating activities was $5,546,871, net cash used in continuing investing activities was $4,385,831, and net cash used in continuing financing activities was $1,533,516. Cash provided by operating activites results primarily from the Company's strong performance in sales and increase in its profit margin. Cash used for investing activities during the six months ended June 30, 2008 results mainly from the construction of the new plant and purchase of equipments.

On November 19, 2007, we entered into an agreement (the "Agreement") RimAsia as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) was converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This is conditioned on the registrant signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before June 30, 2008 and then extended to January 1, 2009. In connection therewith, the parties also entered into a registration rights agreement and certain other agreements, and the registrant issued additional common stock purchase warrant and a modified common stock purchase warrant.

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

Our main manufacturing unit, Erye, recorded a significant growth of 69% in sales revenue for the six months ended June 30, 2008, along the line of our expectation. The Enshi acquisition may slow down our original expansion plan in terms of management resources devoted to its operations and integration but we are still actively looking for growth and expansion opportunities and still believe in the overall strategy of internal growth and acquisitions. We expect that the recent changes in our management, whereas Erye's top management, Ms. ZHANG Jian and Mr. SHI Mingsheng joined our board of directors and are now playing an active role in our management, will improve our overall operations,giving play to their industrial and manufacturing and marketing expertise. Indeed, we returned to profitability during the three and six months period ended June 30, 2008.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. As of June 30, 2008, the value of the Renminbi to the U.S. dollar was translated at 6.85 RMB to $1.00 USD.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures. As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) were not effective.

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

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2007 Form 10KSB, the Company's management has identified the steps necessary to address the material weaknesses described above and we are in the process to have the remediation procedures implemented.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

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

                                    CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                                    By: /s/ Chris Peng Mao
                                    -------------------------------------------
                                    Name:  Chris Peng Mao
                                    Title: Chief Executive Officer
                                    Date: August 14, 2008


                                    By: /s/ ZHANG Jian
                                    -------------------------------------------
                                    Name: ZHANG Jian
                                    Title: Chief Financial Officer
                                    Date: August 14, 2008