Form 10-Q
period 2008-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2008-11-14
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

Large accelerated filer |_|                         Accelerated filer |_|
Non-accelerated filer|_|                            Smaller Reporting Company|X|
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 14, 2008, 37,082,313 shares of Common Stock, par value $0.01 per share, were outstanding.

                               Table of Contents

Item No.  Description                                                   Page No.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                         1

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                          25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.   37

Item 4T.      Controls and Procedures.                                      37

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                            38

Item 1A       Risk Factors.                                                 39

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.  39

Item 3.       Defaults Upon Senior Securities.                              39

Item 4.       Submission of Matters to a Vote of Security Holders.          39

Item 5.       Other Information.                                            39

Item 6.       Exhibits.                                                     39

SIGNATURES                                                                  40

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                                                                               September 30,   December 31,
                                                                                   2008            2007
                                                                              -------------   --------------
                                                                                 Unaudited
                                                        ASSETS

CURRENT ASSETS:
   Cash                                                                       $   4,857,211   $      669,699
   Short term investment                                                                 --        1,096,800
   Accounts receivable, trade, net of allowance for doubtful accounts of          4,228,598        3,551,483
     $1,405,533 and $1,260,760 at September 30, 2008 and December 31, 2007,
     respectively
   Accounts receivable, related parties                                             141,446           41,932
   Other receivables                                                                 21,592          863,627
   Other receivables - related parties                                            1,444,902          819,621
   Advances to suppliers                                                            320,124          797,302
   Prepaid expenses                                                                 165,339          363,819
   Inventories                                                                   10,244,494        8,962,055
   Loan to shareholders                                                              48,279           45,243
                                                                              -------------   --------------
     Total current assets                                                        21,471,985       17,211,581
                                                                              -------------   --------------

PLANT AND EQUIPMENT, net                                                         10,294,403        4,122,169
                                                                              -------------   --------------
OTHER ASSETS:
   Intangible asset, net                                                          7,606,319        7,398,189
   Long term notes receivable                                                       585,200          640,518
   Long term other receivables - related parties                                    224,928          267,768
   Restricted cash                                                                1,566,832          518,589
   Advance on patent and right purchase                                           1,024,100          959,700
   Advance on equipment purchase                                                    381,331               --
   Other assets                                                                      52,611           81,484
                                                                              -------------   --------------
     Other assets                                                                11,441,321        9,866,248
                                                                              -------------   --------------

       Total assets                                                           $  43,207,709   $   31,199,998
                                                                              =============   ==============
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $   5,597,288   $    5,988,289
   Short-term loans                                                               2,604,140        2,371,830
   Other payables                                                                   616,362        1,381,462
   Other payables - related parties                                                 712,514          689,338
   Customer deposits                                                              2,848,834        2,129,318
   Notes payable                                                                  5,214,132        1,727,460
   Taxes payable                                                                  2,533,249        1,488,964
   Redeemable series B preferred stock                                           13,521,209       12,585,641
   Other accrued liabilities                                                        449,953          281,390
                                                                              -------------   --------------
     Total current liabilities                                                   34,097,681       28,643,692

LONG TERM LIABILITIES:                                                               55,545           65,114
                                                                              -------------   --------------
       Total liabilities                                                         34,153,226       28,708,806
                                                                              -------------   --------------
COMMITMENTS AND CONTINGENCIES                                                            --               --
                                                                              -------------   --------------
MINORITY INTEREST                                                                 8,941,658        5,508,061
                                                                              -------------   --------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized; 50,000               500              500
     shares issued and outstanding at September 30, 2008 and December 31,
     2007, respectively
   Common stock, $0.01 par value, 200,000,000 shares authorized; 36,490,312         364,903          364,903
     shares issued and outstanding at September 30, 2008 and December 31,
     2007, respectively
   Paid-in capital                                                               13,199,476       13,199,476
   Capital receivable                                                              (252,471)        (252,471)
   Deferred compensation                                                             (2,625)         (21,375)
   Statutory reserves                                                             1,668,259          976,439
   Accumulated deficit                                                          (16,609,096)     (18,059,232)
   Accumulated other comprehensive income                                         1,743,879          774,891
                                                                              -------------   --------------
     Total shareholders' equity                                                     112,825       (3,016,869)
                                                                              -------------   --------------

       Total liabilities and shareholders' equity                             $  43,207,709   $   31,199,998
                                                                              =============   ==============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                    UNAUDITED

                                                                           Three months ended               Nine months ended
                                                                               September 30,                  September 30,
                                                                       -----------------------------------------------------------
                                                                           2008            2007           2008            2007
                                                                       ------------   -------------   ------------   -------------
REVENUES                                                               $ 12,552,437   $   8,586,051   $ 36,866,222   $  22,502,081

COST OF GOODS SOLD                                                        8,580,330       5,968,079     25,506,662      16,532,703
                                                                       ------------   -------------   ------------   -------------

GROSS PROFIT                                                              3,972,107       2,617,972     11,359,560       5,969,378
                                                                       ------------   -------------   ------------   -------------
OPERATING EXPENSES
   Research and development                                                 102,701         315,335        362,048         329,603
   Selling, general and administrative                                    1,203,592       2,167,721      3,502,753       4,217,023
                                                                       ------------   -------------   ------------   -------------
     Total operating expenses                                             1,306,293       2,483,056      3,864,801       4,546,626
                                                                       ------------   -------------   ------------   -------------

INCOME FROM OPERATIONS                                                    2,665,814         134,916      7,494,759       1,422,752
                                                                       ------------   -------------   ------------   -------------
OTHER INCOME (EXPENSE)
   Interest expense, net                                                   (242,018)       (410,518)      (945,252)     (1,042,904)
   Other income (expense), net                                               15,693        (158,562)       (14,034)         10,389
                                                                       ------------   -------------   ------------   -------------
     Total other expense, net                                              (226,325)       (569,080)      (959,286)     (1,032,515)
                                                                       ------------   -------------   ------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                   2,439,489        (434,164)     6,535,473         390,237

PROVISION FOR INCOME TAXES                                                  377,583              --      1,008,196              --
                                                                       ------------   -------------   ------------   -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                    2,061,906        (434,164)     5,527,277         390,237

MINORITY INTEREST                                                         1,223,579         387,374      3,385,321       1,307,259
                                                                       ------------   -------------   ------------   -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                    838,327        (821,538)     2,141,956        (917,022)

LOSS FROM DISCONTINUED OPERATIONS
   Loss from discountinued operations, net of tax effect                         --              --             --         (22,074)
   Loss from disposal of discountinued operations, net of tax effect             --     (10,788,868)            --     (10,788,868)
                                                                       ------------   -------------   ------------   -------------
     Loss from discountinued operations                                          --     (10,788,868)            --     (10,810,942)
                                                                       ------------   -------------   ------------   -------------

NET INCOME (LOSS)                                                           838,327     (11,610,406)     2,141,956     (11,727,964)

   Foreign currency translation adjustment                                   68,492        (821,955)       968,988        (467,637)
                                                                       ------------   -------------   ------------   -------------

COMPREHENSIVE INCOME (LOSS)                                            $    906,819   $ (12,432,361)  $  3,110,944   $ (12,195,601)
                                                                       ============   =============   ============   =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   Continuing operations
     Basic                                                             $      0.023   $      (0.023)  $      0.059   $      (0.025)
     Diluted                                                                  0.023          (0.023)         0.059          (0.025)
                                                                       ============   =============   ============   =============
   Discontinued operations
     Basic                                                                       --          (0.296)            --          (0.298)
     Diluted                                                                     --          (0.296)            --          (0.298)
                                                                       ============   =============   ============   =============
WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC                   36,490,312      36,465,312     36,490,312      36,300,869
                                                                       ============   =============   ============   =============
WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - DILUTED                 36,540,312      36,465,312     36,540,312      36,300,869
                                                                       ============   =============   ============   =============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Preferred stock (series A)        Common stock
                                                    --------------------------   ----------------------      Paid-in      Capital
                                                      Shares        Par value      Shares     Par value      capital     receivable
                                                    -----------   ------------   ----------   ---------   ------------   ----------
BALANCE, December 31, 2006, Restated                    930,000   $      9,300   35,586,740   $ 355,868   $ 13,059,911   $ (252,471)

   Common shares issued for service                                                 125,000       1,250         36,250
   Common shares issued for preferred stock
      conversion                                       (512,500)        (5,125)     753,572       7,535         (2,410)
   Net loss
   Staturoty reserves
   Foreign currency translation adjustments

                                                    -----------   ------------   ----------   ---------   ------------   ----------
BALANCE, September 30, 2007, (Unaudited)                417,500          4,175   36,465,312     364,653     13,093,751     (252,471)

   Common shares issued for preferred stock
      conversion                                        (25,000)          (250)      25,000         250             --
   Cancellation of preferred shares                    (342,500)        (3,425)                                  3,425
   Amortization of deferred compensation
   Disposal of Enshi
   Change in value of warrants issued for Enshi
      acquisition                                                                                              102,300
   Net loss
   Statutory reserves
   Foreign currency translation adjustments

                                                    -----------   ------------   ----------   ---------   ------------   ----------
BALANCE, December 31, 2007                               50,000   $        500   36,490,312   $ 364,903   $ 13,199,476   $ (252,471)

   Amortization of deferred compensation
   Net income
   Statutory reserves
   Foreign currency translation adjustments

                                                    -----------   ------------   ----------   ---------   ------------   ----------
BALANCE, September 30, 2008 (Unaudited)                  50,000   $        500   36,490,312   $ 364,903   $ 13,199,476   $ (252,471)
                                                    ===========   ============   ==========   =========   ============   ==========

                                                                                                 Accumulated
                                                                                                    Other
                                                       Deferred      Accumulated    Statutory    comprehensive
                                                     compensation     deficit       reserves     income (loss)       Total
                                                     ------------   ------------   -----------   -------------   -------------
BALANCE, December 31, 2006, Restated                 $    (18,000)  $ (6,060,461)  $ 2,524,655   $     885,998   $  10,504,800

   Common shares issued for service                       (18,750)                                                      18,750
   Common shares issued for preferred stock
      conversion                                                                                                            --
   Net loss                                                          (11,727,964)                                  (11,727,964)
   Staturoty reserves                                                   (268,747)      268,747                              --
   Foreign currency translation adjustments                                                           (467,637)       (467,637)

                                                     ------------   ------------   -----------   -------------   -------------
BALANCE, September 30, 2007, (Unaudited)                  (36,750)   (18,057,172)    2,793,402         418,361      (1,672,051)

   Common shares issued for preferred stock
      conversion                                          (18,750)                                                     (18,750)
   Cancellation of preferred shares                                                                                         --
   Amortization of deferred compensation                   34,125                                                       34,125
   Disposal of Enshi                                                   1,862,414    (1,862,414)       (837,320)       (837,320)
   Change in value of warrants issued for
      Enshi acquisition                                                                                                102,300
   Net loss                                                           (1,819,023)                                   (1,819,023)
   Statutory reserves                                                    (45,451)       45,451                              --
   Foreign currency translation adjustments                                                          1,193,850       1,193,850

                                                     ------------   ------------   -----------   -------------   -------------
BALANCE, December 31, 2007                           $    (21,375)  $(18,059,232)  $   976,439   $     774,891   $  (3,016,869)

   Amortization of deferred compensation                   18,750                                                       18,750
   Net income                                                          2,141,956                                     2,141,956
   Statutory reserves                                                   (691,820)      691,820                              --
   Foreign currency translation adjustments                                                            968,988         968,988

                                                     ------------   ------------   -----------   -------------   -------------
BALANCE, September 30, 2008 (Unaudited)              $     (2,625)  $(16,609,096)  $ 1,668,259   $   1,743,879   $     112,825
                                                     ============   ============   ===========   =============   =============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   UNAUDITED

                                                                                                         2008              2007
                                                                                                    --------------    --------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net income (loss)                                                                                $    2,141,956    $ (11,727,964)
   Net loss from discontinued operations                                                                        --       10,810,942
                                                                                                    ---------------   --------------
   Net income (loss) from continuing operations                                                          2,141,956         (917,022)
   Adjustments to reconcile net loss from continuing
     operations to cash provided by (used in) continuing operating activities:
       Common stock issued for services                                                                         --           18,750
       Amortization of stock based compensation                                                             18,750               --
       Depreciation                                                                                        408,253          363,647
       Amortization                                                                                        132,931           77,041
       Bad debt expense                                                                                     58,966          522,560
       Minority interest                                                                                 3,385,321        1,120,717
   Change in operating assets and liabilities:
       Accounts receivable, trade                                                                         (488,973)      (1,742,677)
       Accounts receivable, related parties                                                                (15,743)         (42,661)
       Other receivables and prepayments                                                                 1,062,776         (766,004)
       Advances to suppliers                                                                               520,052         (536,774)
       Other assets                                                                                         29,791               --
       Inventories                                                                                        (667,407)      (2,764,315)
       Accounts payable                                                                                   (776,962)       2,337,325
       Accounts payable - related parties                                                                  (79,021)              --
       Other payables and accrued liabilities                                                              296,152        1,367,241
       Other payables - related parties                                                                     (7,600)      (1,217,880)
       Customer deposits                                                                                   565,081        2,603,385
       Taxes payable                                                                                       925,456           79,693
                                                                                                    ---------------   --------------
         Net cash provided by continuing operating activities                                            7,509,779          503,026
                                                                                                    ---------------   --------------
CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
   Purchase of intangible assets                                                                                --         (515,767)
   Payment received from long term notes receivables                                                        92,118          169,067
   Purchase of equipment                                                                                  (287,550)        (209,265)
   Additions to construction in progress                                                                (5,904,126)              --
   (Increase) in other receivables - related parties                                                      (572,263)              --
   Decrease in other receivables - related parties                                                              --          198,787
   Proceeds from sale of short term investment                                                           1,146,960               --
   Proceeds on loan from related party                                                                      42,840           65,656
                                                                                                    ---------------   --------------
         Net cash used in continuing operation investing activities                                     (5,482,021)        (291,522)
                                                                                                    ---------------   --------------
CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
   (Increase)decrease in restricted cash                                                                  (993,147)          92,010
   Payments on bank loan                                                                                 2,365,605               --
   Proceeds from bank loan                                                                              (2,437,290)
   Proceeds from notes payable                                                                           3,303,245               --
   Payments on notes payable                                                                                    --         (378,856)
   Payments on long term debt                                                                              (13,659)        (102,855)
                                                                                                    ---------------   --------------
         Net cash provided by (used in) continuing operation financing activities                        2,224,754         (389,701)
                                                                                                    ---------------   --------------

   Net  increase (decrease) in cash from continuing operations                                           4,252,512         (178,197)
                                                                                                    ---------------   --------------

Cash provided by discontinued operating activities                                                              --        2,218,568
Cash provided by discontinued operations investing activities                                                   --       17,036,316
Cash used in discontinued operations financing activities                                                       --      (20,382,480)
                                                                                                    ---------------   --------------
   Net cash used in discontinued operations                                                                     --       (1,127,596)
                                                                                                    ---------------   --------------

Effect of exchange rate on cash                                                                            (65,000)         (84,150)
                                                                                                    ---------------   --------------

INCREASE (DECREASE) IN CASH                                                                              4,187,512       (1,389,943)
Cash, beginning of period                                                                                  669,699        2,958,556
                                                                                                    ---------------   --------------

Cash, end of period                                                                                 $    4,857,211    $   1,568,613
                                                                                                    ===============   ==============

The accompanying notes are an integral part of this statement.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Note 1- ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (CBH), a Delaware corporation, was originally organized as a Corporation under the laws of the state of New York on August 6, 1976. Since August 2004, the Company acquired various subsidiaries located in mainland China (also referred to as "PRC"). The principal activities of the Company, through its subsidiaries, are research, manufacture, and the sale of drug raw materials and intermediates as well as prescription and non-prescription drugs and traditional Chinese medicines. The Company is also engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, the Company estimates the collectibility of its receivables which affects the carry value of the related asset and estimates the fair value of share based compensation which affects the amount of compensation recognized in earnings. Management makes these estimates using the best information available at the time the estimate are made; however actual results could differ materially from those estimates.

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

The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

   Entity         Percentage of Ownership                Location
--------------------------------------------------------------------------
    CBH                    Parent Company        United States of America
    CBC                 100% owned by CBH           British Virgin Inland
    Erye                 51% owned by CBH                           P.R.C
   Keyuan                90% owned by CBC                           P.R.C

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

Long-term assets of the Company are reviewed periodically to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2008, management concluded long term assets are not impaired.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Short Term Investment

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported in income. Total amount in this account was $0 as of September 30, 2008 and $1,096,800 as of December 31, 2007. For the nine months ended September 30, 2008, the Company did not record any realized or unrealized gain or loss since the account didn't have activities in 2008 and had no balance as of September 30, 2008.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. The ultimate collection of the Company's accounts receivables may take over one year and accounts receivables outstanding more than one year is considered to be written-off.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary.

Patents

The Company obtained various official registration certificates or official approvals for clinical trials representing patented pharmaceutical formulas. No amortization is provided when the Company intends to and has the ability to sell the patent or formulas within not more than two months, otherwise the patent costs will be subject to amortization over its estimated useful life period, generally fifteen years. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment annually and more often when events and changes in circumstances indicate that the carrying value may not be recoverable.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2008 and 2007 amounted $10,202 and $37,587, and for the nine months ended September 30, 2008 and 2007 amounted $83,320 and $61,918.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which were $90,620 and $288,691 for the three months and nine months ended September 30, 2008; For the three months and nine months ended September 30, 2007 amounted $79,582 and $218,867, respectively.

Concentration of Risks

Cash includes cash on hand and demand deposits in accounts maintained with banks within the People's Republic of China, Hong Kong and the Untied States. Total cash in these banks at September 30, 2008 and December 31, 2007 amounted to $4,673,945 and $731,956 of which $100,000 deposits are covered by FDIC insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells pharmaceutical products to pharmacies and hospitals. Five major customers accounted for approximately 12.0% and 11.1% of the net revenue for the three months and nine months ended September 30, 2008, respectively. No sales revenue from any single customer was above 5% of total sales revenue. At September 30, 2008, the total receivable balance due from these customers was $742,096, representing 17.5% of total accounts receivable. For the nine months and three months ended September 30, 2007, five major customers accounted for 12.6% and 15% of the net revenue, respectively.

For the three months ended September 30 2008, five major suppliers provided approximately 50.9% of the Company's purchases of raw materials with each suuplier individually accounted for 15.7%, 12.8%, 8.8%, 8.1% and 5.5%, respectively. For the nine months ended September 30, 2008, five major suppliers provided approximately 53.7% of the Company's purchases of raw materials with each supplier individually accounting for 18.4% 14.7%, 9.2%, 6.3% and 5.1%, respectively. Five suppliers provided 54.0% of the Company's purchase of raw materials for the three months ended September 30, 2007, with each suppliers individually accounted for 19.9%, 16.0%, 6.4%, 6.3% and 5.4%, respectively. Five suppliers provided 52.9% of the Company's purchase of raw materials for the nine months ended September 30, 2007, with each suppliers individually accounting for 16.4%, 15.7%, 11.3%, 5.2% and 4.2%, respectively

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

For the three months ended September 30, 2008 and 2007, revenue was $12,552,437 and $8,586,051, respectively, made up of the following product categories.

                                                2008           2007
                                           -------------   ------------
                                             Unaudited      Unaudited
                                                           ------------
Revenue:
   Intermediary pharmaceuticals products   $   2,744,041   $  2,442,040
   Prescription drugs                          9,750,436      6,144,011
   R&D service                                    57,960             --
                                           -------------   ------------
Total revenue                              $  12,552,437   $  8,586,051
                                           =============   ============

For the nine months ended September 30, 2008 and 2007, revenue was $36,866,222 and $22,502,081, respectively, made up of the following product categories.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                2008            2007
                                           -------------   -------------
                                             Unaudited       Unaudited
                                                           -------------
Revenue:
   Intermediary pharmaceuticals products   $  10,261,372   $   6,568,968
   Prescription drugs                         26,490,154      15,933,113
   R&D service                                   114,696              --
                                           -------------   -------------
Total revenue                              $  36,866,222   $  22,502,081
                                           =============   =============

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

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,743,879 and $774,891 at September 30, 2008 and December 31, 2007, respectively. Assets and liabilities at September 30, 2008 and December 31, 2007 were translated at 6.84 and 7.29 RMB to $1.00. The average translation rates applied to income statement accounts, statement of cash flows for the third quarter of 2008 and 2007 were 6.83 and 7.55 RMB to $1.00. For the, nine months ended September 30, 2008 and 2007 were 6.97 and 7.75 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

Earnings per Share

The Company adopted SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as preferred stock, as well as warrants and options that are in the money.

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus, the redeemable shares described in Note 14 have been excluded from the September 30, 2008 earnings per share calculations.

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented. For the three and nine months ended September 30, 2008, the convertible preferred stock of 50,000 was considered to have diluted effect. The convertible preferred stock was anti-dilutive for the three and nine months ended September 30, 2007 because the Company recorded net loss for the periods presented. The number of shares used in computing basic earnings per share for the three months and nine months ended September 30, 2008 was 36,490,312. The number of shares used in computing diluted earnings per share for the three months and nine months ended September 30, 2008 was 36,540,312. The number of shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2007 were 36,465,312 and 36,300,869, respectively. Basic and diluted earnings per share for the three months and nine months ended September 30, 2008 were $0.023 and $0.059. Basic and diluted losses per share for the three and nine months ended September 30, 2007 was amount to $0.32 and 0.32.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No.
115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 on January 1, 2008 and there is no material effect on financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R might materially impact the accounting treatment for any future merger or acquisition consummated January 1, 2009.

In March 2008, the FASB) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In June 2008, the FASB issued EITF 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact the adoption of EITF 08-4 will have on its consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

On October 10, 2008, the FASB issued FSP.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company's financial position or results for the quarter ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and Income Taxes Paid

      o Interest expense paid amounted to $115,531 and $109,656 for the nine months ended September 30, 2008 and 2007, respectively.

      o Income tax was paid $246,001 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Note 4 - ACCOUNTS RECEIVABLE

The reserve for bad debts was $1,405,533 and $1,260,760 at September 30, 2008 and December 31, 2007, respectively.

Accounts receivable consisted of the following:

                                   September 30,
                                       2008        December 31,
                                    (Unaudited)        2007
                                  --------------   ------------
Accounts receivable               $    5,634,131   $  4,812,243
Allowance for doubtful accounts       (1,405,533)    (1,260,760)
                                  --------------   ------------
   Accounts receivable, net       $    4,228,598   $  3,551,483
                                  ==============   ============

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of September 30, 2008 and December 31, 2007, management concluded its allowance for bad debts were sufficient.

The following table consists of allowance for doubtful accounts.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Allowance for bad debt, 12/31/2007                          $ 1,260,760
   Addition                                                      58,966
   Recovery                                                          --
   Translation adjustment                                        85,807
                                                            -----------
Allowance for bad debt, 9/30/2008 (Unaudited)               $ 1,405,533
                                                            ===========

Note 5 - INVENTORIES

Inventories consisted of the following:

                                                   September 30,
                                                        2008       December 31,
                                                    (Unaudited)        2007
                                                   -------------   ------------
Raw materials                                      $   2,386,866   $  1,858,866
Refinery materials                                     3,082,366      3,139,200
Packaging supplies                                       310,502        239,624
Sundry supplies                                           10,032         11,984
Work in process                                          463,652        351,611
Finished goods                                         3,991,076      3,360,770
                                                   -------------   ------------
      Total inventories                            $  10,244,494   $  8,962,055
                                                   =============   ============

Note 6 - PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

                                                   September 30,
                                                        2008       December 31,
                                                    (Unaudited)        2007
                                                   -------------   ------------
Plant                                              $   2,485,555   $  2,286,051
Office equipment                                         104,879         25,478
Machinery                                              6,883,480      6,368,927
Automobile                                               317,233        228,043
Construction in progress                               6,223,228        185,963
                                                   -------------   ------------
   Total plant and equipment                          16,014,375      9,094,462
   Less: accumulated depreciation                     (5,719,972)    (4,972,293)
                                                   -------------   ------------
      Plant and equipment, net                     $  10,294,403   $  4,122,169
                                                   =============   ============

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $127,073 and $121,216, and for the nine months ended September 30, 2008 and 2007 amounted to $408,253 and $363,647, respectively. As of September 30, 2008 and 2007, capitalized interest amounted to $107,203 and $0, respectively.

Note 7 - OTHER ASSETS

Intangible Assets

Intangible assets consist of the following:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                   September 30,
                                                        2008       December 31,
                                                    (Unaudited)        2007
                                                   -------------   ------------
  Land use rights:
  Erye                                             $   5,636,629   $  5,282,173
  CBH                                                  2,406,464      2,406,464
                                                   -------------   ------------
    Total land use rights                              8,043,093      7,688,637
    Less: accumulated amortization                      (602,728)      (459,333)
                                                   -------------   ------------
         Land use rights, net                          7,440,365      7,229,304
                                                   -------------   ------------
   Patent:
    Approved drugs                                       190,190        322,596
    Less: accumulated amortization                       (24,236)      (153,711)
                                                   -------------   ------------
           Subtotal:                                     165,954        168,885
                                                   =============   ============
            Total intangible assets, net           $   7,606,319   $  7,398,189
                                                   =============   ============

Land use rights are pledged as collateral for bank loans. Amortization expenses three months ended September 30, 2008 and 2007 amounted $25,747 and $49,247, for the nine months ended September 30, 2008 and 2007 were $ 132,931 and $77,041, respectively.

One of the Company's patent of approved drug was fully amortized during 2008, $154,054 of costs and accumulated amortization were deducted from intangible asset account.

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

                                                   September 30,
                                                        2008       December 31,
                   Name of Bank                     (Unaudited)        2007
------------------------------------------------   -------------   ------------
Hua Xia Bank, Suzhou                               $         374   $    164,871
Industrial and commercial bank, Suzhou                        --        353,718
China CITIC Bank                                       1,566,458             --
------------------------------------------------   -------------   ------------
                                         Total     $   1,566,832   $    518,589
                                                   =============   ============

Long Term Notes Receivable

Long term notes receivable represents loans made to third parties for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors are required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of September 30, 2008 and December 31, 2007, the total amount of the long term notes receivable was $585,200 and $640,518, respectively, where 51% of ownership equity of the debtor was pledged for the loan. Management believes the likelihood of repayment to be collected is high based on the above conditions and the well financial conditions of the counter parties.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Note 8 - RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Accounts receivable included the following:

           September 30,   December 31,                               Manner of
               2008            2007         Due From        Term      Settlement
            (unaudited)
--------   -------------   -----------------------------------------------------
  Erye     $     141,446      41,932      Hainan Kaiye   Short Term      Cash

Hainan  Kaiye  is  company  owned  by  minority   shareholders  of  Suzhou  Erye
Pharmaceutical Limited Company.

Other Receivables - Related Parties

Other receivable contained the following related party balances where Hainan Kaiye is a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company and Enshi is the discontinued subsidiary since July 2007.

           September 30,   December 31,                               Manner of
               2008            2007         Due From        Term      Settlement
            (unaudited)
--------   -------------   -----------------------------------------------------
  Erye     $     982,385   $    819,621   Hainan Kaiye   Short Term      Cash
  Erye           292,600                     Enshi       Short term      Cash
  CBH            169,917             --      Enshi       Short Term      Cash
--------   -------------   ------------
  Total    $   1,444,902   $    819,621
           =============   ============

Loan to Shareholder and Officer

           September 30,   December 31,                                       Manner of
               2008            2007             Due From            Term      Settlement
            (unaudited)
--------   -------------   -------------------------------------------------------------
 Keyuan    $      48,279   $     45,243   Keyuan's shareholder   Short Term      Cash

Other Payables - Related Parties

           September 30,   December 31,                               Manner of
               2008            2007          Due To         Term      Settlement
            (unaudited)
--------   -------------   -----------------------------------------------------
  Erye     $     701,948   $    644,750   Erye Trading   Short Term      Cash

Erye  Trading  is  company  owned  by  minority   shareholders  of  Suzhou  Erye
Pharmaceutical Limited Company.

Other Payables- Shareholders

           September 30,   December 31,                                         Manner of
               2008            2007              Due To               Term      Settlement
            (unaudited)
--------   -------------   ---------------------------------------------------------------
 CBH       $          --   $     43,961       Chris Peng Mao       Short Term      Cash
 Keyuan           10,566            627   Lufan An & Xiaohao Liu   Short Term      Cash
--------   -------------   ------------
  Total    $      10,566   $     44,588
           =============   ============

Chris Peng Mao is the CEO of the Company. Lufan An & Xiaohao Liu are both shareholder of the Company.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Long Term Other Receivables - Related Parties

          September 30,   December 31,                                Manner of
              2008            2007          Due From         Term     Settlement
           (unaudited)
-------   -------------   ------------------------------------------------------
  CBH     $     224,928   $    267,768   Suzhou Heng yi   Long Term      Cash

Suzhou Hengyi is the discontinued subsidiary since August 2006.

Note 9 - NOTES PAYABLE

The Company's subsidiary Erye has $5,214,132and $1,727,460 notes payable to Erye's vendors for the purchase of drug raw materials as of September 30, 2008 and December 31, 2007. Notes payable are interest free and usually mature after a six month period.

Note 10 - STATUTORY RESERVES

According to Chinese corporation law, a company incorporated in China is required to contribute an amount of no less than 10% of its yearly net income for its employees to a reserve account in the company.

This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings. The following table list the provision of statutory reserves contributed as of September 30, 2008.

   Year          Amount                           Description
----------   --------------   --------------------------------------------------
   2004      $       60,750
   2005             383,873   15% of China Subsidiaries' net income
   2006           2,080,032   10% of China Subsidiaries' net income
   2007          (1,548,216)  10% of Erye's net income, deducted Enshi's
                              Statutory reserve balance at December 12/31/2006
   2008             691,820   10% of China Subsidiaries' net income
----------   ==============
  Total      $    1,668,259
             ==============

Note 11 - INCOME TAXES

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Erye was granted income tax exemption for two years commencing from January 1, 2006. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted $377,583 and $0 for three months ended September 30, 2008 and 2007, and amounted to $1,008,196 and $0 for the nine months ended September 30, 2008 and 2007,and respectively.

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

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                          September 30,
                                         ---------------
                                          2008     2007
                                         ------   ------
U.S. Statutory rate                        34.0%    34.0%
Foreign income not recognized in USA      (34.0)   (34.0)
China income taxes                         25.0     33.0
Income tax exempted                       (12.5)   (33.0)
                                         ------   ------
Total provision for income taxes           12.5%      --%
                                         ======   ======

The estimated tax savings due to the reduced tax rate for the three months and nine months ended September 30, 2008 are $360,279 and $990,800 for the three months and nine months ended September 30, 2007 were $128,266 and $913,740, respectively. The net effect on income per share if the income tax had been applied would decrease income per share by $0.01 and $0.03 for the three months and nine months ended September 30, 2008. The net effect on loss per share if the income tax had been applied would increase net loss per share for the three months and nine months ended September 30, 2007 by $0.03 and 0.004, respectively.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

VAT on sales and VAT on purchases amounted to $2,254,536 $1,347,136 for the three months ended September 30, 2008, and $1,280,388 and $1,157,650 for the same period in 2007, respectively. VAT on sales and VAT on purchases amounted to $6,212,023 $4,575,536 for nine months ended September 30, 2008, and $3,591,543 and $2,949,533, for the same period in 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 12 - LOANS

Short Term Bank Loans

The Company has a total of $2,604,140 and $2,371,830 in short term loans from different banks in China at September 30, 2008 and December 31, 2007, respectively. These loans mature in one year or less and renew automatically. The average interest rates were approximately 7.0% and 7.75%, respectively. Bank loans were collateralized by the land use right and buildings of Erye.

Interest expense of the short term bank loans for the three months ended September 30, 2008 and 2007 amounted $46,621 and $42,602, for the nine months ended September 30, 2008 and 2007 were $115,531 and $96,513; respectively..

Note 13 - Redeemable Preferred Stock

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company at an effective conversion price at $2.0222 per share. Each series B share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into common stock previously issued to and currently held by RimAsia in connection with the extension of the loan financing ("Existing Warrants") was lowered to $1.26 per share and the term extended to 4.5 years from the closing date.

According to the Agreement, the series B preferred stock is subject to optional redemption at the Company's option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company's option thereafter. The Company maybe required to repurchase the remaining series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company's failure to pay annual dividends, mandatory redemption price or any other amount due. The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and the 6,185,607 shares of series B preferred stock was counted as liability due to the mandatory redemption feature. The shares were recorded at fair value on the date of issuance and any accrued interest expense at the reporting dates. As of September 30, 2008, balance of redeemable preferred stock amounted to $13,521,209, in which $1,012,675 was the accrued interest expense for the period of November 16, 2007 through September 30, 2008.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

The holders of the series B shares shall be entitled to receive an annual dividend of 5% of the original issue price ($2.0222 per share) and dividend is payable annually on January 1st in either cash or in kind determined by the Board of directors. Accrued dividend payable at September 30, 2008 amounted to $506,337. Further, since the Company did not make a dividend payment to the shareholders on time pursuant to the Agreement, the Company has to accrue an additional 5% of the original issue price of series B shares per annum, effective January 1, 2008, as an addition to the redemption price. As of September 30, 2008, $506,337 of penalty was included in the accrued dividend payable.

On November 2, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Neostem, Inc., a Delaware corporation, and CBH Acquisition LLC ("Merger Sub"), a Delaware "NBS" limited liability company and wholly-owned subsidiary of Neostem. Pursuant to the Merger Agreement, CBH will merge into Merger Sub, with Merger Sub as the surviving entity. All of the shares of the Company's series B shares issued and outstanding immediately prior to the effective time of the Merger will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $0.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share.

Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the three months ended September 30, 2008 and 2007, the Company recognized rent expenses of $3,865 and $4,621. For the nine months ended September 30, 2008 and 2007, rent expense amounted to $11,595 and $42,124, respectively.

As of September 30, 2008, the Company has outstanding commitments in respect to non-cancelable operating leases as follows:

                                                                        Amount
                                                                   -----------
For the year ended December 31, 2008                               $     3,283
Thereafter                                                               6,566
                                                                   -----------
     Total                                                         $     9,849
                                                                   ===========

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to approximately $1.6 million (RMB12 million) to the Developer. Of the total $1.6 million, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. The Company had paid $1,459,000 (RMB 10,000,000) by September 30, 2008.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Legal Proceedings

In March 2007, the Company's former subsidiary RACP identified non-existent trade accounts receivable acquired in the acquisition of Enshi. RACP has commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud ("LXB Litigation") The Hong Kong courts has frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order.

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

On September 1, 2008, the Company and RimAisa entered into an Understanding on Litigation Residual Payment (the "Understanding"). Pursuant to this Understanding, if there is no consummation of the Merger, the gross residual (the "Gross Residual") from the LXB Litigation receivable by CBH (being the gross settlement proceeds of the LXB litigation paid by Li Xiao Bo less the litigation and related expenses incurred by and reimbursed to RACP pursuant to the Litigation Agreement shall be paid to CBH in cash or shares of common stock and warrants to purchase common stock of NBS (collectively, "NBS Securities"), such NBS Securities being valued at their original purchase price but in no case to be more than (a) US$1,250,000 or (b) the value of the Gross Residual, whichever is less, and only to the extent there is any such residual from the LXB litigation. Any amount of the Gross Residual remaining after deducting the value of NBS Securities under the immediately preceding sentence shall be immediately paid to CBH in cash. In case of a closing of the Merger, RACP may no longer deliver such NBS Securities to CBH, but shall be able to deliver to Erye Economy & Trade Ltd ("EET") NBS Securities, valued at their purchase price and up to an amount equal to 50% of the "Net Residual" (to be defined below), in exchange for the withholding of an equal amount of cash from the Gross Residual, pursuant to the terms of an agreement with EET that will be documented and signed prior to or at the closing of the Merger. The "Net Residual" means the Gross Residual minus the sum of (a) US$1.3 million representing the legal fees and costs and the un-reimbursed advances and expenses made by Erye to Shenyang Enshi Pharmaceutical Ltd. and CBH, and (b) US$300,000 for operating expenses of CBH over the next 12 months.

In October 17, 2008, RACP has entered into a settlement with Mr. Li and the Defendants (the "Settlement"). Pursuant to the Settlement RACP was to receive an amount of $8,125,000 to be paid by Mr. Li Xiaobo (the "Consideration"). Of the Consideration, $7,310,815 was paid by November 12, 2008. An amount of $5,725,000 was used to pay for legal expenses in connection with the above described litigation.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

Note 15 - BUSINESS COMBINATIONS

Discontinued Operation - Shenyang Enshi

We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi") on June 6, 2006. Subsequent to the acquisition of Enshi, the Company identified fraud by the previous owner and controlling shareholder of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") and breaches in the representations and warranties provided by him to the Company and the Defendants' including their refusal to honor their indemnification obligations to the Company. The Company's former subsidiary RACP filed a lawsuit against the Defendants alleging fraud and had requested rescission of the agreement and damages. Enshi's operations have been interfered with and as a result the Company decided to suspend its operations in the third quarter of 2007. In addition, Enshi has been taken over by RimAsia in July 2007 since Enshi was pledged as collateral for the $11.5 million loan owed to RimAsia in connection with the Enshi Acquisition. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, management has decided to write off the entire carrying value of Enshi in third quarter of 2007 and has reported a loss on discontinued operations in the consolidated financial statements. The recovered value of Enshi after the completion of the litigation against Li Xiaobo, if any, will be recognized as income.

Note 16 - SUBSEQUENT EVENTS

As previously mentioned in Note 13, on November 2, 2008, CBH entered into an Agreement and Plan of Merger (the "Merger agreement") with CBC, NeoStem, Inc., and CBH Acquisition LLC ("Merger Sub"). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the "Merger"). Prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH's stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH's 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of CBH's common stock, par value $.01 per share, issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem's common stock at par value of $.001 per share (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem).

Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia, all of the shares of CBH Series B Preferred Stock solely held by RimAsia, issued and outstanding immediately prior to the Effective Time will be converted into NeoStem's common stock, Series C Convertible Preferred Stock and warrants to purchase NeoStem's common stock. See details in Note 13.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

--------------------------------------------------------------------------------

At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH Series A Convertible Preferred Stock which is held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem Common Stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH's expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share.

Upon consummation of the transactions contemplated by the Merger, Merger Sub will own 51% of the ownership interests in Erye, and Suzhou Erye Economy and Trading Co. Ltd., a company incorporated in the PRC ("EET"), will own the remaining 49% ownership interest. In connection with the execution of the Merger Agreement, NeoStem, Merger Sub and EET have negotiated a revised joint venture agreement (the "Joint Venture Agreement"), which, subject to finalization and approval by the requisite PRC governmental authorities, will become effective and will govern the rights and obligations with respect to their respective ownership interests in Erye. Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for Merger Sub's 51% interest in Erye; and (iii) 6% of the net profit will be distributed to Merger Sub directly for NeoStem's operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, Merger Sub will be entitled to receive the return of such additional paid-in capital before distribution of Eyre's assets is made based upon the ownership percentages of NeoStem and EET, and upon an initial public offering of Erye which raises at least $7,300,000 (RMB 50,000,000), Merger Sub will be entitled to receive the return of such additional paid-in capital. CBC will receive $300,000 from the settlement proceeds from the settlement of the litigation in Hong Kong and Canada by RACP Pharmaceutical Holdings Limited, a wholly-owned subsidiary of CBC, against Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi (the "LXB Litigation") and use it as working capital.

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

     As reported on our Current Report on Form 8-K dated November 6, 2008, On November 2, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with NeoStem, Inc., a Delaware corporation ("NeoStem"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and our wholly-owned subsidiary ("CBC"), and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem ("Merger Sub"). The Merger Agreement contemplates our merger with and into Merger Sub, with Merger Sub as the surviving entity (the "Merger"); provided, that prior to the consummation of the Merger, we will spin off all of our shares of capital stock of CBC to our stockholders in a liquidating distribution so that the only material assets of us following such spin-off will be our 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. ("Erye"), a Sino-foreign joint venture with limited liability organized under the laws of the People's Republic of China (the "PRC"), plus net cash which shall not be less than $550,000. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of our shares of common stock, par value $.01 per share ("CBH Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of common stock, par value $.001 per share, of NeoStem (the "NeoStem Common Stock") (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia Capital Partners, L.P. ("RimAsia"), a current holder of approximately 14% of the outstanding shares of NeoStem Common Stock and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the "CBH Series B Preferred Stock"), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share. At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH Series A Convertible Preferred Stock, par value $.01 per share, of CBH (the "CBH Series A Preferred Stock") held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons an aggregate of 50,000 shares of NeoStem Common Stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH's expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

         Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share.

     The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. As part of the Merger negotiation, CBC will receive $300,000 from the settlement proceeds from the settlement of the LXB Litigation and use it as working capital. The Merger currently is expected to be consummated in the first quarter of 2009. Further description of the Merger terms and related agreements can be found in Current Report on Form 8-K dated November 6, 2008 and in the Merger Agreement, which was filed as Exhibit 2.1 to the said Form 8-K hereto and is incorporated herein by reference.

     We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi) on June 6, 2006. Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's former subsidiary RACP filed a lawsuit against the Defendants alleging fraud and is pursuing rescission and damages (the "LXB Litigation"). Enshi's operations have been severely hindered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

     Therefore, the results of Enshi's operations and cash flows for the three months and nine months ended September 30, 2007 were reported as discontinued operations in our consolidated financial statements.


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

ACCOUNTS RECEIVABLE

     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $1,405,533 as of September 30, 2008 from $1,260,760 as of December 31, 2007. This increase is mainly resulted from additional allowance reserved for accounts receivable balance outstanding for over one year, and change in the exchange rate of RMB to USD. As of September 30, 2008, accounts receivable, net of allowance for doubtful accounts, amounted to $4,228,598.

     The following table provides the roll forward of the allowance of doubtful accounts:

     Allowance for doubtful accounts

     As of December 31, 2007                               $1,260,760
     Current period bad debt allowance                         58,966
     Foreign currency translation adjustment                   85,807
                                                           ----------
     As of September 30, 2008 (unaudited)                  $1,405,533
                                                           ==========

     The following list the aging of our accounts receivable excluding bad debt allowance, as of September 30, 2008:

                3 months         6 months       9 months      Over 9 months     Over 1 year
  Total       Amount     %      Amount   %    Amount    %     Amount      %     Amount     %
---------   ---------------     -----------   ------------    -------------   ---------------
5,634,132   4,395,220  78.0     43,419  0.8   34,078   0.6    9,960     0.2   1,151,455  20.4


     We prepare the above consolidated aging based on the aging for each subsidiary in above format. As each subsidiary of the Company conducts business with different customers with different size and creditworthiness, and each subsidiary has different impact on and different relationship with their customers, we determine the allowance on an individual basis. Basically, we assign various rates to each of the aging group of accounts receivable and add up the products for respective aging group to the total allowance for doubtful accounts. Different subsidiaries have different rates for even the same aging category. In addition to that, we also consider the changes in specific financial condition of their customers if situation or events indicate that some accounts may pose unusual risk compared to others, additional allowance may be provided for those accounts.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No.
115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 on January 1, 2008 and there is no material effect on financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R might materially impact the accounting treatment for any future merger or acquisition consummated January 1, 2009.

In March 2008, the FASB) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In June 2008, the FASB issued EITF 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact the adoption of EITF 08-4 will have on its consolidated financial statements.

On October 10, 2008, the FASB issued FSP.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company's financial position or results for the quarter ended September 30, 2008.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUE

Revenue for the three months ended September 30, 2008 was $12,552,437 while the revenue for the three months ended September 30, 2007 was $8,586,051, representing an approximately 46.2% increase. The increase is mainly attributed to the following reasons:

First and foremost is the rise in selling price and sales volume of Erye's raw material Drugs, in Which oxacillin sodium sales are more than 90% coverage in domestic; Second, the reform of medical insurance system in rural areas of China helps to promote the sales of Erye's drugs. Third, the selling price of the freeze-dried drugs has increased. At present, the low-price products have been replaced by the high-price products, and the variety of products are changing gradually. In addition, as market coverage is expanded, products awareness drives sales.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2008 was $8,580,330 as compared to $5,968,079 for the three months ended September 30, 2007. Cost of goods sold as a percentage of sales revenues was approximately 68.4% for the three months ended September 30, 2008 as compared to approximately 69.5% for the three months ended September 30, 2007. The increase in cost of goods sold in terms of dollar amount is mainly attributed to the increase of sales.

GROSS PROFIT

Gross profit in the three months ended September 30, 2008 amounted to $3,972,107, as compared to $2,617,972 for the three months ended September 30, 2007, representing approximately 51.7% increase. The gross profit margin for the three months ended September 30, 2008 was 31.6% as compared to approximately 30.5% for the three months ended September 30, 2007. The increase is attributed primarily to the increase of the gross profit of the freeze-dried drugs and raw material drugs.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2008 was $1,306,293 as compared to $2,483,056 for the three months ended September 30, 2007, representing 47.4% decrease. The decrease is attributed mainly to operating expenses of Erye. During current period, due to Chinese Government's effort to improve the Chinese Pharmaceutical market, Erye reduced operating expenses such as advertising and meeting expenses.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended September 30, 2008 were $102,701 as compared to $315,335 for the three months ended September 30, 2007. This decrease was primarily attributed to R&D expense of Erye. During the last three months of current period, Erye decreased R&D expense spending.

INCOME FROM OPERATIONS

Income from operations in the three months ended September 30, 2008 amounted to $2,665,814, as compared to $134,916 for the three months ended September 30, 2007, representing approximately 1,875.9% increase. The increase is mainly attributable to Erye's strong performance in sales and decreased operating expense

NET INCOME

Net income for the three months ended September 30, 2008 was $838,327 as compared to net loss of $11,610,406 for the three months ended September 30, 2007. The net loss in 2007 was mainly caused by loss from discontinued operations of $10,788,868 from Shenyang Enshi. Excluding loss form discontinued operations, for the three months ended September 30, 2007, the Company had a net loss of $821,955. The net income increase is mainly attributed to Erye's strong operating performance and decreased legal expenses in relation to the discontinued operation.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007 REVENUE

Revenue for the nine months ended September 30, 2008 was $36,866,222 while the revenue for the nine months ended September 30, 2007 was $22,502,081, representing an approximately 63.8% increase. The increase is mainly attributed to Erye's significant revenue growth. The current industry environment provides a great opportunity for Erye to grow its core business. Erye consistently expands its market share in rural area in China.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2008 was $25,506,662 as compared to $16,532,703 for the nine months ended September 30, 2007. Cost of goods sold as a percentage of sales revenues was approximately 69.2% for the nine months ended September 30, 2008 as compared to approximately 73.5% for the nine months ended September 30, 2007. The increase in cost of goods sold in terms of dollar amount is mainly attributed to the cost of good sold of Erye which had a high growth in its sales in 2008.

GROSS PROFIT

Gross profit in the nine months ended September 30, 2008 amounted at $11,359,560, as compared to $5,969,378 for the nine months ended September 30, 2007, representing approximately 90.3% increase. The gross profit margin for the nine months ended September 30, 2008 was 30.8% as compared to approximately 26.5% for the nine months ended September 30, 2007. The increase in gross profit as percentage to sales is mainly due to the Company has adjusted its product mixture and increased the sales volume of products with higher GP%.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008 was $3,864,801 as compared to $4,546,626 for the nine months ended September 30, 2007, representing 15.0% decrease. The decrease is attributed mainly to lower sales expenses of Suzhou Erye such as promotional meeting and commission etc.

RESEARCH AND DEVELOPMENT

Research and development costs for the nine months ended September 30, 2008 were $362,048 as compared to $329,603 for the nine months ended September 30, 2007, representing approximately 9.8% increase.

INCOME FROM OPERATIONS

Income from operations in the nine months ended September 30, 2008 amounted at $7,494,759, as compared to $1,422,752 for the nine months ended September 30, 2007, representing approximately 426.8% increase. The increase is mainly attributable to Erye's strong performance in sales and increased gross margin.

NET INCOME

Net income for the nine months ended September 30, 2008 was $2,141,956 as compared to net loss of $11,727,964 for the nine months ended September 30, 2007. The net loss in 2007 was mainly caused by loss from discontinued operations of $10,810,942 from Enshi. Excluding loss form discontinued operations, for the nine months ended September 30, 2007, the Company had a net loss of $917,022. The net income increase is mainly attributed to Erye's strong operating performance and increased profit margin. Legal expenses relating to discontinued Enshi decrease also contributed to the net income increase.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, total current assets were $21,471,985 and total current liabilities were $34,097,681. Cash and cash equivalents on September 30, 2008 was $4,857,211, an increase of $4,187,512 from the $669,699 reported on
December 31, 2007.

For the nine months ended September 30, 2008, net cash provided by continuing operating activities was $7,509,779, net cash used in investing activities was $5,482,021, and net cash provided by financing activities was $2,224,754. Cash provided by operating activities results primarily from the Company's strong performance in sales and increase in its profit margin. Cash used for investing activities during the nine months ended September 30, 2008 results mainly from the construction of the new plant and purchase of equipments.

The Enshi acquisition has created a drag on the Company's overall operational results and expansion plan due to Enshi below-expectation results and the associated large acquisition financing loan. Upon the acquisition of Enshi the Company has identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's former subsidiary RACP filed a lawsuit against the Defendants alleging fraud and for rescission and damages. Currently, RimAsia, which provided the Company with the Enshi acquisition related financing loan has taken ownership of RACP, the holding company of Enshi with expectation to return Enshi to the Defendants. Enshi's operations have been interfered with and as a result we have decided to suspend its operations. Enshi's operations have been suspended and Enshi is no longer a subsidiary of the Company. Due to the uncertainty on the amount to be recovered from the lawsuit, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi were written off and presented as discontinued operations. The recovered value of Enshi, if any, after the completion of the litigation against the Defendants will be recognized as income.

Our main manufacturing unit, Erye, recorded a significant growth of 46.1% in sales revenue for the nine months ended September 30, 2008, along the line with our expectation.

As we entered into the Merger Agreement, going forward, our primary requirements for cash consist of: (1) Stabilize and streamline the Erye operation;(2) relocation of Erye to a new factory which is under construction;(3) continue R&D for more selected new drug projects; and (4) build up sales network for new drug distribution. Our current operating activities may not enable us to meet the anticipated cash requirements. In the event that the Merger is not consummated, external source of capital may be needed for our expansion.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations, that existing cash and funds generated from operations may not be sufficient to meet capital requirements for future acquisition activities. If the Merger is not consummated, we could therefore be required to seek additional financing. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. As of September 30, 2008, the value of the Renminbi to the U.S. dollar was translated at 6.85 RMB to $1.00 USD.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures. As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) were not effective.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In March 2007, The Company's former subsidiary RACP filed a lawsuit alleging fraud and is pursuing rescission and damages against Mr. Li Xiaobo ("Mr. Li") the previous owner and controlling shareholder of Enshi and his related parties ("Defendants") for breach of representations and warranties and fraud and frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order. In October 17, 2008, RACP has entered into a settlement with Mr. Li and the Defendants (the "Settlement"). Pursuant to the Settlement RACP was to receive an amount of $8,125,000 to be paid by Mr. Li Xiaobo (the "Consideration"). Of the Consideration, $7,310,815 was paid by November 12, 2008 including fortification and other security deposits. An amount of $5,725,000 was used to pay for legal expenses in connection with the above described litigation.

Item 1A. RISK FACTORS.

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

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

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                                    By: /s/ Chris Peng Mao
                                    -------------------------------------------
                                    Name:  Chris Peng Mao
                                    Title: Chief Executive Officer
                                    Date: November 14, 2008


                                    By: /s/ ZHANG Jian
                                    -------------------------------------------
                                    Name: ZHANG Jian
                                    Title: Chief Financial Officer
                                    Date: November 14, 2008