Form 10-K
period 2008-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2009-03-31
CIK 352868

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                     Accelerated filer [_]
Non-accelerated filer [_]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $6,075,193


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

37,082,313 shares of Common Stock as of March 3, 2009

================================================================================

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                                    FORM 10-K
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

PART I

Item 1       Business                                                          1
Item 1A      Risk Factors                                                     12
Item 1B      Unresolved Staff Comments                                        21
Item 2       Properties                                                       20
Item 3       Legal Proceedings                                                21
Item 4       Submission of Matters to a Vote of Security
             Holders                                                          21

PART II

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                21
Item 6       Selected Financial Data                                          22
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                         22
Item 7A      Quantitative and Qualitative Disclosures About Market Risk       30
Item 8       Financial Statements and Supplementary Data                      30
Item 9       Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         30
Item 9A(T)   Controls and Procedures                                          30
Item 9B      Other Information                                                31

PART III

Item 10      Directors, Executive Officers and Corporate Governance           32
Item 11      Executive Compensation                                           34
Item 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  36
Item 13      Certain Relationships and Related Transactions, and
             Director Independence                                            37
Item 14      Principal Accountant Fees and Services                           38

PART IV

Item 15      Exhibits, Financial Statement Schedules
SIGNATURES

References in this Annual Report on Form 10-K to the "Company", "we", "us" or "our" include Win Gaming Media, Inc. and its subsidiaries, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements". Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the growth of the interactive game market and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described at Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

      On August 4, 2004, our company filed Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, notifying its shareholders the execution and pending implementation of an Agreement and Plan of Merger was signed by and between Globus Growth Group, Inc., a New York corporation ("Globus") and the predecessor of our company and its wholly owned subsidiary in the State of Delaware under the name of China Biopharmaceuticals Holdings, Inc. ("CBH") The Agreement and Plan of Merger Agreement provided for a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code, according to which Globus, Inc. merged with and into our company, ceasing its corporate existence and having the Company as the surviving corporation of the merger (the "Merger"). In the Merger, all issued and outstanding shares of the common stock of Globus have been converted into shares of common stock of the Company. On August 28, 2004, the internal reorganizational Merger was completed with Globus merging into the Company as the surviving entity.

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

      On November 19, 2007, we entered into an agreement (the "Agreement") RimAsia as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) was converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This was conditioned on us signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before June 30, 2008 and then extended to January 1, 2009. In connection therewith, the parties also entered into a registration rights agreement and certain other agreements, and we issued additional common stock purchase warrant and a modified common stock purchase warrant.

      As reported on our Current Report on Form 8-K dated November 6, 2008, on November 2, 2008, we entered into an Agreement and Plan of Merger (the "Merger agreement") with our subsidiary CBC, NeoStem, Inc., and CBH Acquisition LLC ("Merger Sub"). The Merger Agreement contemplates the merger of our company with and into Merger Sub, with Merger Sub as the surviving entity (the "Merger"). Prior to the consummation of the Merger, we will spin off all of our shares of capital stock of CBC to our stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH's 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

      Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of our common stock, par value $.01 per share, issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem's common stock at par value of $.001 per share (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem).

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

      At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH series A convertible preferred stock which is held by Stephen Globus, our director, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem common stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem common stock to Chris Peng Mao, our Chief Executive Officer, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of our expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company. Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH common stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem common stock at an exercise price of $2.50 per share.

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

      Our current directors and officers, AN Lufan, LIU Xiaohao and Chris Mao, will give up their personal portions of the Neostem shares to be received to Erye minority holders holding 49% control of Erye to incentivize them to approve the transaction.

      The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. As part of the Merger negotiation, CBC will receive $300,000 from the settlement proceeds from the settlement of the LXB Litigation and use it as working capital. The Merger currently is expected to be consummated in the second quarter of 2009. Further description of the Merger terms and related agreements can be found in Current Report on Form 8-K dated November 6, 2008 and in the Merger Agreement, which was filed as Exhibit 2.1 to the said Form 8-K hereto and is incorporated herein by reference.

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

Research & Development

      We through our subsidiary Keyuan, have a research and development ("R&D") team focused on discovering new small and large molecule drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicine products. Keyuan has developed a solid discovery and development platform with advanced R&D capabilities based on post genome era technological advances to enable rapid drug discovery and development. Keyuan also has a rich existing product pipeline. The technological backbone of the Keyuan advanced R&D capabilities is a Drug Screening and Testing System--an advanced drug screening and testing system based on certain bio-technologies that have only recently been made possible by rapid technological advances in the Post-Genomics Era. This proprietary gene-level technology platform enables Keyuan to deliver the next generation of drugs--which are more effective and have fewer side effects in a much shorter period than by traditional pharmaceutical developmental routes. The technology team is lead by capable drug research scientists and development experts in China. Keyuan has a product pipeline containing approximately forty major products, including eight drugs that are ready for commercialization in China. Keyuan also offers contractual research and development products by licensing the access to its proprietary screening and testing platforms to other pharmaceutical companies. Keyuan has built a Library of Targeted Drug Candidates ("LTDC") with 20,000 chemical compounds. Drug candidates undergo screening to reveal their potential to become new drugs. Keyuan collaborates with China Pharmaceutical University in enhancing the resources of chemical compounds in the LTDC. Keyuan has built its LTDC to both accelerate its own drug discovery and to generate revenue in the form of access fees paid by other pharmaceutical companies. Due to the Chinese government overhaul of the regulatory framework for research and development of new drugs, there was a slow down in the new drug research and development field in China overall and in Keyuan as a result.

Raw Materials

      Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye's raw material Acetylspiramycin per oral has gained 15% of domestic market share in year 2006. (According to Statistics China Association of Pharmaceutical Commerce).

Manufacturing

      Our subsidiary, Erye, specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. The acquisition of 51% of the ownership interest of Erye, added new drug products to our pipeline, manufacturing capabilities that comply with China Good Manufacturing Practices (GMP) standard set by the State Food and Drug Administration ("SFDA") of China and marketing network that covers 30 provinces in China. Erye has obtained production certificates for 131 drug items, among which 108 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye's sales exceeded $31 million in 2007, and Oxacillin Sodium taking 95% of domestic market share (According to Statistics of China Association of Pharmaceutical Commerce).

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

      Our products can be divided into three categories; new drugs through R&D, drug materials & intermediates and commercialized drugs:

New drug:

      Our subsidiary Keyuan has an existing pipeline of approximately forty-four new drugs we intend to introduce to the Chinese market. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation. The recent overhaul of SFDA has substantially stopped or slowed down our new drug approvals and has cast serious doubt on the value of our product pipeline. In the past two years, Keyuan had to postpone the development of some new drugs and cancel some new drug projects. The table below lists the products of Keyuan. For each drug, the table indicates the condition for treatment and SFDA approval and licensing status. SFDA provides administrative protection for a period of 3-5 years for drugs newly introduced to China. And in year 2009, we expect Keyuan to have 3 new drugs that will be commercialized.

                                                                                                         SFDA Authorized
No.     Drug Name                       Target Treatment               Clinical Program Status           Protection Date
---     -----------------------------   ----------------------------   -------------------------------   ---------------------------
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

2       Rhodiola rosea L. abstracts     Alzheimer disease              Preclinical study was postponed   2028.9.26 Patent Protection
                                                                       Patent application number
                                                                       031583490

3       Platinum(II) complexes Yibo     Cancers                        Preclinical study was postpones   2029.4.27 Patent Protection
                                                                       Patent application number
                                                                       2004100147727

4       Cefixime capsules               Antibiotics                    Approved and licensed by SFDA     2008.09.11
                                                                       Approval No. H20041528

5       Cefixime granules               Antibiotics                    Approved and licensed by SFDA     2008.09.11
                                                                       Approval No. H20041645

                                                                                                         SFDA Authorized
No.     Drug Name                       Target Treatment               Clinical Program Status           Protection Date
---     -----------------------------   ----------------------------   -------------------------------   ---------------------------
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

                                                                                                         SFDA Authorized
No.     Drug Name                       Target Treatment               Clinical Program Status           Protection Date
---     -----------------------------   ----------------------------   -------------------------------   ---------------------------
                                                                                                         SFDA Authorized
20      Torasemide tablets              Diuretic, Hypertension,        Clinical trial finished, Filed    Subject to SFDA Pending
                                        Ascites, Heart failure,Renal                                     Administrative Protection
                                        failure

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

24      Edaravone Injection             Acute Cerebral infarction      Clinical trial will be finished   Subject to SFDA Pending
                                                                       within 6 months                   Administrative Protection

25      Edaravone Sodium Chloride       Acute Cerebral infarction      Clinical trial was postponed      Subject to SFDA Pending
        Injection                                                                                        Administrative Protection

26      Sofalcone material              Gastric ulcer                  Clinical trial was postponed      Subject to SFDA Pending
                                                                                                         Administrative Protection

27      Sofalcone tablets               Gastric ulcer                  Clinical trial, was postponed     Subject to SFDA Pending
                                                                                                         Administrative Protection

28      Sofalcone capsules              Gastric ulcer                  Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

29      Sofalcone granules              Gastric ulcer                  Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

30      Nateglinide material            II-type diabetes               Cancelled

31      Nateglinide tablets             II-type diabetes               Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

32      Heptaplatin material            Tumor                          Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

33      Heptaplatin for injection       Tumor                          Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

34      Indosine Pranobeox material     Antivirus                      Clinical trial was postponed      Subject to SFDA Pending
                                                                                                         Administrative Protection

35      Indosine Pranobeox tablets      Antivirus                      Clinical trial was postponed      Subject to SFDA Pending
                                                                                                         Administrative Protection

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

39      Epinastine                      Allergic dermatosis            Clinical trial finished, Filed    Subject to SFDA Pending
                                        Allergic rhinitis                                                Administrative Protection

40      Epinastine tablets              Allergic dermatosis            Clinical trial finished, Filed    Subject to SFDA Pending
                                        Allergic rhinitis                                                Administrative Protection

41      Strontium Ranelate              Osteoporosis                   Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

42      Strontium Ranelate granules     Osteoporosis                   Cancelled                         Subject to SFDA Pending
                                                                                                         Administrative Protection

43      Pirfenidone                     Fibrosis                       Preclinical study was postponed   Subject to SFDA Pending
                                                                                                         Administrative Protection

44      Pirfenidone tablets             Fibrosis                       Preclinical study was postponed   Subject to SFDA Pending
                                                                                                         Administrative Protection

Raw Materials and Intermediaries

      Our subsidiary Erye specializes in research and development, production and sales of pharmaceutical products as well as chemicals used in pharmaceutical products. Erye's Acetylspiramycin per oral has gained 15% and Oxacillin Sodium gained 95%of domestic market share.

      Below is a list of Erye's major intermediary products (According to Statistics of China Association of Pharmaceutical Commerce):

Drug/Product Name              Target Treatment            Market Share
-----------------              -----------------           ------------
Azlocillin Sodium              Antibiotics                     30%

Oxacillin Sodium               Antibiotics                     95%
Acetylspiramycin               Antibiotics                     15%

Commercialized Drugs

      The acquisition of 51% of the ownership interest of Erye added new drug products to our pipeline, manufacturing capabilities that comply with China GMP standard set by the SFDA of China and marketing network that covers 30 provinces in China. Erye has obtained production certificates for 127 drug items, among which 125 are in production, mainly antibiotics drugs such as Ampicillin Sodium for injection, Cefoperazone Sodium for injection and Amoxicillin Sodium for injection. Erye's drugs Oxacillin Sodium accounted in 2008 for 95% of domestic market share.

Below is a list of Erye's major pharmaceutical products:

Drug/Product Name                                           Target Treatment              Market Share
-------------------------------------------------------     -------------------------     ------------------------------
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

      We leverage our relationship with the research laboratory of China Pharmaceutical University which is a minor shareholder of our company. We have the right of first refusal on their new drug discoveries.

      We spent $ 388,848 and $271,030 on research and development during 2008 and 2007, respectively.

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

COMPETITION AND COMPETITIVE STRENGTHS

      Vertically integrated pharmaceutical operation is still at an early stageof development in China due to heavy state involvement in the past. The industry is fragmented. We face competition from domestic drug R&D companies, drug manufacturing companies which are growing rapidly. Our direct competitors are domestic pharmaceutical companies and new drug R&D institutes that have fairly strong R&D capabilities in new drug R&D such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd. and Chongqing Pharmaceutical Research Institute, Co. Ltd. We also face competition of foreign companies who have strong proprietary pipeline and strong financial resources. Our advantage is our local concentration in research and discovery as well as our local distribution network. We possess certain competitive advantages over our competitors due to our own discovery capability. Our relationship with China Pharmaceutical University, one of the leading pharmaceutical scientific research institution in China, provides us with a unique opportunity to benefit from the latest discovery in its research laboratory and reduce our fundamental research cost so that we can concentrate more on application and commercialization. We are in a competitive position to seize substantial market opportunities as the pharmaceutical industry in China rapidly moves toward consolidation, privatization, and commercialization.

Good Product Pipeline

      Our subsidiary Keyuan has an existing pipeline of approximately forty four new drugs we intend to introduce to the Chinese market or license to other pharmaceutical companies. The drugs are superior to existing comparable drugs with reduced toxicity, enhanced effectiveness and cheaper manufacturing costs due to technological innovation.

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

      Our Subsidiary, Erye, has purchased the patent right for "The New Crystal and Composition of Adefovir Dipivoxil and Methods for Preparing Them" in 2007.

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

EMPLOYEES

      The number of our employees has remained relevantly stable as compared to 2006. Currently we have approximately 520 full-time employees, with all employees falling into the following categories:

      By company:

                                                                      Number of
                                     Company                          Employees
--------------------------------------------------------------------------------
                                    CBH & CBC                              6
                                      Keyuan                              20
                                       Erye                              580
                                      TOTAL:                             606

      By job:

                                                                      Number of
                                       Job                            Employees
--------------------------------------------------------------------------------
                            Management & Administration                   56
                              Technology and research                     55
                                Sales and marketing                      100
                        Production - drug material & drugs               395
                                      TOTAL:                             606

      We have employment contracts with a significant number of our employees. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good. All of our employees are located in Jiangsu Province, China.

ITEM 1A. RISKS FACTORS

      Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report on Form 10-K before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

RISKS RELATED TO THE MERGER WITH NEOSTEM, INC.

      The consummation of the transactions contemplated by the Agreement and Plan of Merger entered between us and Neostem is dependent upon NeoStem's obtaining all relevant and necessary governmental approvals from the relevant PRC government authorities.

      Pursuant to the Agreement and Plan of Merger, NeoStem will acquire, indirectly a 51% ownership interest in Erye from us. NeoStem, Merger Sub and EET must enter into the Joint Venture Agreement to govern the rights and obligations of NeoStem, Merger Sub and EET with respect to their ownership in Erye. The Joint Venture Agreement, together with the articles of incorporation of Erye, must be delivered to the relevant PRC governmental organizations for inspection and approval, and the closing of the transactions contemplated by the Agreement and Plan of Merger are contingent upon, among other things, obtaining all relevant and necessary governmental approvals from the relevant PRC government authorities for the Joint Venture Agreement, the articles of incorporation and the transactions contemplated thereby. There can be no assurance that NeoStem will be able to obtain all such relevant and necessary governmental approvals from the relevant PRC government authorities on a timely basis or at all.

      If the necessary approvals for the Merger are not obtained and the Merger is not Consummated, we will fail to comply with our agreement with RimAsia which may in cause ireperavle damage to our business and operations.

      On November 19, 2007, we entered into an agreement (the "Agreement") RimAsia as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which, among other things, the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) was converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. This was conditioned on us signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before June 30, 2008, then extended to January 1, 2009 and then extended to October 31, 2009. If we fail to obtain the necessary approvals for the Merger and the Merger is not consummated, then we will fail to comply with our Agreement with RimAsia, which in turn may convert the Preferred Shares back to a loan, accelerate and foreclose back on our assets causing irreparable damage to our business and operations.

      The consummation of the Merger and related transactions is contingent upon the satisfaction of certain closing conditions, and the failure or delay in satisfying such closing conditions could result in increased costs and enhanced expenditure of resources or a decline in our stock price.

      The transactions contemplated by the Agreement and Plan of Merger are subject to the satisfaction of several closing conditions. In order to consummate the Merger, the stockholders of NeoStem must approve both the issuance of securities in connection with the Merger and the amendment to NeoStem's amended and restated certificate of incorporation to increase the number of authorized shares of Preferred Stock and our stockholders must approve the Merger and the Spin-off. In addition, in order to consummate the Merger, the shares of NeoStem Common Stock to be issued in connection with the Merger must be authorized for listing on the NYSE Alternext US, LLC (or any other stock exchange on which shares of NeoStem Common Stock are listed); approval by the relevant PRC and other governmental authorities of NeoStem's acquisition of 51% ownership interest in Erye, as described above, must be obtained; NeoStem must receive a re-affirmation of the fairness opinion issued by vFinance; and other customary closing conditions set forth in the Agreement and Plan of Merger must be satisfied. There is no guarantee that such approvals will be obtained or that such conditions will be satisfied.

      Any failure to satisfy or delay in satisfying any condition to closing, could result in increased costs as a result of additional efforts directed towards attempting to consummate the transactions, as well as decreased operational performance pending the outcome of the efforts directed at completion of the transactions. Legal, accounting, and printing fees must be paid whether or not the Merger is consummated, and the amount of any or all of these fees may be enhanced if there is any failure or delay in satisfying the closing conditions. Any such delays or failures to satisfy conditions could materially adversely affect our business, financial condition and results of operations. In addition, a failure to complete the Merger and/or the Share Exchange, or a delay in completing either or both transactions, could result in a decline of the market price of NeoStem Common Stock to the extent that the relevant current market price reflects a market assumption that either the Merger and/or the Share Exchange will be completed.

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

      Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. During 2008, the RMB value appreciated and as of December 31, 2008, the exchange rate of the RMB against the USD was RMB6.82 for US$ 1.00.

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

      There could be changes in government regulations towards the pharmaceutical industries that may adversely affect our business and products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications by June 30, 2004, and to receive approvals by December 31,2004. We have received our certifications. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future; our businesses would be materially and adversely affected.

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

     Our Internal Control Over Financial Reporting was Not Considered Effective as of December 31, 2008 and May Continue to be Ineffective in the Future, Which Could Result in Our Financial Statements Being Unreliable, Government Investigation or Loss of Investor Confidence in Our Financial Reports.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2008 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. In addition, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

      Risks related to not declaring or paying any dividends to our shareholders

      We did not declare any dividends for the year ended December 31, 2008. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

      The Company's financial structure is leveraged which may risk our ability to raise additional financing

      Due to the $11.5 million acquisition financing of Enshi the Company's capital structure is leveraged with a convertible preferred shares from RimAsia Capital Partners, L.P., which may be converted back into a loan if the Merger with Neostem is not completed, which may significantly limit the Company's ability to raise additional financing for its operations and growth and negatively impact on the Company's business operations and financial results.

RISKS RELATED TO COMMON STOCK

      Risks of lack of liquidity and volatility risks

      Currently our common stock is quoted in the OTC Bulletin Board market, the liquidity of our common stock may be very limited and affected by its limited trading market. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

ITEM 2. PROPERTIES

      Our subsidiary Erye owns approximately 49,000 square meters in the city of Suzhou, Jiangsu Province. As of December 31, 2008, the book value of our total assets was $40,604,261. Erye's land use right and buildings, amount to approximately 20.3% of this book value. Keyuan does not own any land use right or building.

ERYE'S PROPERTIES

        Properties of Erye are located at No. 839, Pan Xu Road, Suzhou City and twelve of the buildings serve as office, general purpose, warehouse, production, utilities and waste disposal. All buildings are fully occupied and used by us. Erye solely owns all properties with land use right title and certificates of building's ownership. In 2007, there was a US$2,371,830 rollover short-term bank loan secured by the company's land. There was no major renovation, improvement or development occurred in 2008. The ages of all buildings are over 25 years. Erye's land is situated at the heart of city and is restricted by government regulation of not allowing any new building development. Erye purchased a new land in economic zone in Suzhou for building new GMP standard facilities in year 2006. The cost of acquiring the land use right for the new land was $1,775,171. In 2008, there was a US$3,314,769 short-term notes payables secured by the company's land use right. The construction for new GMP facility has been started and Erye had invested $7,379,805 into the construction as of December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

      In July 2007, Enshi was foreclosed on by RimAsia and ceased to be part of the Company. RimAsia assumed the litigation activities against Mr. Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi ("LXB") and on October 17, 2008 reached a settlement with LXB pursuant to which Enshi was returned to LXB against a payment of certain sum of funds of which the residual sum post litigation costs were to be eventually transferred to the Company. The expected residual is not expected to be meaningful to the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR OUR SECURITIES

      Our common stock began quotation on the Over-the-Counter Bulletin Board during the fourth quarter of 2005, on December 19, 2005, and is currently quoted under the symbol "CHBP.OB" The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for the four quarters of 2007 and of 2008. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2007                        HIGH          LOW
--------------------------------------------------------------------------------
First Quarter Ended March 31, 2007                      $     1.00    $     0.49
Second Quarter Ended June 30, 2007                      $     0.47    $     0.28
Third Quarter Ended September 30, 2007                  $     0.41    $     0.28
Fourth Quarter Ended December 31, 2007                  $     0.50    $     0.24

FISCAL YEAR ENDED DECEMBER 31, 2008                        HIGH          LOW
--------------------------------------------------------------------------------
First Quarter Ended March 31, 2008                      $     0.27    $     0.15
Second Quarter Ended June 30, 2008                      $     0.27    $     0.13
Third Quarter Ended September 30, 2008                  $     0.28    $     0.17
Fourth Quarter Ended December 31, 2008                  $     0.22    $     0.09

      As of March 3, 2009, there were 283 stockholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

      In December 2008 we issued to our consultant 100,000 shares of our common stock in consideration for services rendered. The issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

      Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company" The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KS with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

      As reported on our Current Report on Form 8-K dated November 6, 2008, on November 2, 2008, we entered into an Agreement and Plan of Merger (the "Merger agreement") with our subsidiary CBC, NeoStem, Inc., and CBH Acquisition LLC ("Merger Sub"). The Merger Agreement contemplates the merger of our company with and into Merger Sub, with Merger Sub as the surviving entity (the "Merger"). Prior to the consummation of the Merger, we will spin off all of our shares of capital stock of CBC to our stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH's 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

      Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of ourcommon stock, par value $.01 per share, issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem's common stock at par value of $.001 per share (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem).

      Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia, all of the shares of CBH series B preferred stock solely held by RimAsia, issued and outstanding immediately prior to the Effective Time will be converted into NeoStem's common stock, series C convertible preferred stock and warrants to purchase NeoStem's common stock.

      At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH series A convertible preferred stock which is held by Stephen Globus, our director, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem common stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem common stock to Chris Peng Mao, our Chief Executive Officer, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of our expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

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

      Our current directors and officers, AN Lufan, LIU Xiaohao and Chris Mao, will give up their personal portions of the Neostem shares to be received to Erye minority holders holding 49% control of Erye to incentivize them to approve the transaction.

      The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. As part of the Merger negotiation, CBC will receive $300,000 from the settlement proceeds from the settlement of the LXB Litigation and use it as working capital. The Merger currently is expected to be consummated in the second quarter of 2009. Further description of the Merger terms and related agreements can be found in Current Report on Form 8-K dated November 6, 2008 and in the Merger Agreement, which was filed as Exhibit 2.1 to the said Form 8-K hereto and is incorporated herein by reference.

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

2) ACCOUNTS RECEIVABLE.

      Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts decreased to $1,200,983 at December 31, 2008 from $1,260,760 at December 31, 2007. This decrease represents 0.1% of the revenue mainly due to the collection period of Erye's accounts receivable was shortened. At December 31, 2008, accounts receivable, net of allowance for doubtful accounts, amounted to $3,371,225. The decrease in the collection period was mainly resulted from the shortening of the collection period of Erye's accounts receivable.

      The following table provides the roll forward of the allowance for doubtful accounts:

Allowance for doubtful accounts
As of December 31, 2007                                             $ 1,260,760
Recovery for the year of 2008                                           (59,777)
                                                                    -----------
As of December 31, 2008                                             $ 1,200,983
                                                                    ===========

The following list the aging of our accounts receivable as of December 31, 2008

                  3 months            6 months           9 months       Over 9 months        Over 1 year
             ------------------   ----------------   ---------------   ---------------   ------------------
   Total       Amount       %       Amount      %     Amount      %     Amount     %       Amount       %
----------   ----------   -----   ---------   ----   --------   ----   --------   ----   ----------   -----
$4,572,208   $3,240,875   70.9%    $188,900   4.1%    $29,869   0.7%    $18,968   0.4%   $1,093,596   23.9%

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

(4) SHARES SUBJECT TO MANDATORY REDEMPTION

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

      The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered under SFAS 150, because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to EITF Topic D-98, "Classification and Measurement of Redeemable Securities," the redeemable stock is classified outside of shareholders' equity. If the redeemable stock is not converted by the fourth anniversary, then the shares the mandatory redemption is triggered, and pursuant to SFAS 150, the shares will be reclassified to liabilities.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

      We acquired Shenyang Enshi Pharmaceutical Limited Company ("Enshi) on June 6, 2006. Upon the acquisition of Enshi the Company identified major breaches and fraud by the previous owner and controlling shareholders of Enshi, Mr. Li Xiaobo and his related parties ("Defendants") in the representations and warranties provided by him to the Company and the Defendants' refusal to honor their indemnification obligations to the Company. The Company's former subsidiary RACP filed a lawsuit against the Defendants alleging fraud and is pursuing rescission and damages (the "LXB Litigation"). Enshi's operations have been severely hindered and as a result we decided to suspend its operations. In addition, since Enshi was pledged as collateral for the $11.5 million debt owed to RimAsia Capital Partners, L.P. ("RimAsia") in connection with the Enshi Acquisition, Enshi was taken over by RimAsia in July 2007. As a result, Enshi is no longer a subsidiary of the Company. Due to the fact that RACP foreclosed on Enshi, and the subject settlement between RACP and LXB, our management decided to write off the total carrying value of Enshi in the third quarter of 2007 and report it as discontinued operations in the consolidated financial statements. Accordingly, assets, liabilities and operating results that were attributed to Enshi are presented as discontinued operations. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component

      Therefore, the results of Enshi's operations and cash flows for the year ended December 31, 2007 were reported as discontinued operations in our consolidated financial statements.

REVENUE

      Revenue for the year ended on December 31, 2008 was $49,841,158, while the revenue for the year ended December 31, 2007 was $31,927,378, representing an approximately 56.1% increase. The increase is mainly attributed to a significant increase of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"). The sales of Erye's intermediary pharmaceutical products increased 47.2% in 2008 compared to 2007. Erye's prescription drugs sales increased 60.6% in 2008 compared to 2007. Reasons for the significant increase include the following: 1.The government has increased its inputs in the healthcare market, especially the medical insurance system in rural areas of China. According to the statistics from competent authorities, the growing rate of the medical care in rural areas is 50 billion RMB to 100 billion RMB annually. 2. The Company has expanded its sales representative offices in provinces and cities of China. Its customers now come from 374 cities across China. 3. After years of effort, Erye's brand and quality have gained client's approbation from both domestic and overseas markets, and its popularity and cost performance have largely upgraded. Erye has become an innovative high-tech enterprise with reasonable financial capacity and relatively complete product structure. 4. The Company has focused efforts on collaborating with other pharmaceuticals companies with good sales capabilities and resources.

      In years ahead, the government is expected to increase the coverage of national medical care service to 95% among China, which the Company expects to have a positive impact on the sales of pharmaceutical products. Erye will speed up the construction of its new plant, which is expected to be completed by the end of 2009. After then, the productivity of Erye will be greatly enhanced, which will also adapt to the increasing needs of sales. On the other hand, new products such as Piperacillin Sodium and Sulbactam Sodium will form new sales and profit growth points.

COST OF GOODS SOLD

      Along with the significant increase of sales in 2008, the relevant cost of goods sold for the year ended December 31, 2008 has also increased, 45.7% as compared to the year ended December 31, 2007. The increase is mainly attributable to the increase of Erye's sales for the year 2008. Cost of goods sold as a percentage of revenues was approximately 69.1% for the year ended December 31, 2008, as compared to approximately 74.0% for the year ended December 31, 2007, representing a 4.9% decrease. The decrease is attributed to the fact that the fixed cost was allocated on more sales as a result of increase in sales and as a result the cost per product decreased. In addition the Company is gradually using high margin profit products to replace some low profit margin products which also reduce the cost of goods sold.

GROSS PROFIT

      The gross profit margin for the year ended December 31, 2008 was 30.9%, as compared to 26.0% for the year ended December 31, 2007 representing a 4.9% increase. The increase of gross profit results from the strong performance of Erye in year 2008. High profit products have replaced the low profit ones, the sales of Powders for injection (Cephems) and Penicillins still plays a dominant role. Company's sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China and the cost of goods as a percentage of revenues decreased..

OPERATING EXPENSES

      Although the sales increased significantly in 2008, the operating expenses for the year ended December 31, 2008 remained stable on the whole, as compared with 2007. The reasons are:

      1. Total account receivables outstanding of 2008 remain steady as compared with 2007.

      According to 2008's sales results, account receivables as a percentage of sales of 2008 is significantly lower than the same percentage in 2007. Account Receivables which can be paid back within 6 months account for 75.0% of the total account receivables, which is 11.6% improvement compared to the same period in 2007. Therefore, bad debt risk has been reduced. Provision for bad debts under prudence principle has also been reduced trading accounts receivables accordingly.

      2. The operating expenses of our Company at the parent level have significantly decreased in 2008 as compared with 2007.

      The deduction is around $840,000 in a total. The expenses of the parent company in 2008 were mainly used in daily office expenses, labor charge, travel expenses and professional fees. During 2008 we have reduced our attorney fees, audit fees, public relation expenses and service fees to transfer agent because of the write off of our former subsidiary- Enshi. In addition, our headquarters moved into the facilities of Erye, which saved us rent charges. The parent company has better improved its control over general expenses

      3. The Company had $2,602,618 bad debt expenses for the year ended December 31, 2008 with 157.7% increase compared with $1,009,910 for the year ended December 31, 2007. The management of the Company determined that some aged receivables were no longer collectable and had written-off the receivables as of December 31, 2008.

RESEARCH AND DEVELOPMENT

      Research and development costs for the year ended December 31, 2008 were $388,848, as compared to $271,030 for the year ended December 31, 2007, representing a 43.5% increase. R&D cost as a percentage of revenue was approximately 0.8% for the year ended December, 2008 which was compatible with the percentage for the year ended December 31, 2007. Our subsidiary Erye has advanced $1,321,561 in a significant R&D project which is expected to generate new sales and profits growth for our company in the future after the project is completed..

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

      Gains from continuing operations for the year ended December 31, 2008 amounted at $2,827,017, as compared to a loss of $2,055,815 for the year ended December 31, 2007. Turning from deficits to profit is mainly because of the great performance of Erye in 2008. Additionally, the operating expenses as a percentage of sales revenue were 14.3% in 2008, as compared to 22.7% in 2007. The reduction is also one of the main reasons leading to the increase of gains from continuing operations.

NON-OPERATING INCOME (EXPENSE)

      Non-operating income for the year ended December 31, 2008 were $114,953, as compared to non-operating expense $1,623,652 for the year ended December 31, 2007, which representing a 110.2% increase. The main reason for the increase is because the Company recorded $1,008,534 interest expenses for the loan from Rimasia in the year ended December 31, 2007 and no interest expense for the loan booked in the year ended December 31, 2008 due to the Company converted the loan from Rimasia and unpaid interest to redeemable convertible preferred stock in November 16, 2007.

INCOME TAX

      According to the Enterprise Income Tax ("EIT") Law of China, Erye was continue to enjoy tax benefit of 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010 as being a High-tech Company in Jiangsu, China. Comparatively, Erye was except from income tax for the year ended December 31, 2007. The income tax expenses for the year ended December 31, 2008 and 2007 were $1,418,334 and $1,245, respectively, which account for 2.8% and 0% of the sales.

DIVIDEND AND ACCRETION OF DEEMABLE PREFERRED STOCK

      As disclosed in Note 12 to the consolidated financial statements, according to the conditional loan conversion agreement ("Agreement") entered into between the Company and RimAsia, the Company accrued dividends and accretion on redeemable preferred stock for $1,033,239 for the year ended December 31, 2008, including $574,022 unpaid dividend, $459,217 suspendible premium because the trading volume and trading price of the Company's common stock did not meet the requirement pursuant to the Agreement.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

      Net income for the year ended December 31, 2008 was $1,793,778 as compared to a net loss of $13,546,987 for the year 2007. Erye's strong business performance is the main reason for the significant growth of net income. Also, the significant loss on discontinue operations in 2007 was attributable to the write off of the former subsidiary - Enshi, the total amount of which was $11,491,172.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2008, total current assets were $18,401,629 and total current liabilities were $18,508,221. Cash and cash equivalents on year ended December 31, 2008 were $581,727, a decrease of $87,972 from the $669,699 reported on December 31, 2007.

      For the year ended December 31, 2008, net cash provided by continuing operating activities was $9,275,151, net cash used in continuing operation investing activities was $11,593,329, and net cash used in continuing operation financing activities was $2,147,524. For the year ended December 31, 2007, net cash provided by continuing operating activities was $2,072,742, net cash used in continuing operation investing activities was $1,317,154, and net cash used in continuing operation financing activities was $2,003,528. Cash used in investing activities for the year ended December 31, 2008 resulted mainly from purchase of land use right and property, plant and equipment in connection with the expected relocation of Erye to its new facilities. Cash provided by financing activities for the year ended December 31, 2008 results primarily due to less notes payables issued.

      On November 19, 2007, we entered into an agreement (the "Agreement") RimAsia as a follow-up to letters of intent signed on July 14, 2007 and August 2, 2007, under which the principal amount of the $11.5 million Loan owed to RimAsia in connection with the acquisition of Enshi plus unpaid interest of $1,008,534 (total of $12,508,534) was converted in full into 6,185,607 shares of senior redeemable convertible preferred shares of the Company ("Preferred Shares") at a conversion price of $2.0222 per Preferred Share. Each Preferred Share may be converted into two shares of common stock. Additionally, the exercise price of US$1.375 for the 12 million existing warrants exercisable into the Company's common stock previously issued to and currently held by RimAsia in connection with the extension of the Loan financing ("Existing Warrants") was lowered to $1.26 per share and the term of the Existing Warrants extended to 4.5 years from the closing date. This was conditioned on us signing a letter of intent for acquisition of a new company (or for the injection of the remaining 49% equity stake of Erye not already owned by the registrant) before January 15, 2008, having such acquisition closed before January 1, 2009. In connection therewith, the parties also entered into a registration rights agreement and certain other agreements, and the registrant issued additional common stock purchase warrant and a modified common stock purchase warrant.

      As noted earlier in this Item 7, on November 2, 2008, we entered into the Merger Agreement with NeoStem, CBC, and Merger Sub, pursuant to which, prior to the consummation of the Merger, we will need to spin off all of our shares of capital stock of CBC to our stockholders in a liquidating distribution so that the only material assets of us following such spin-off will be our 51% ownership interest in Erye plus net cash which shall not be less than $550,000. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of our CBH Common Stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of common stock, par value $.001 per share, of NeoStem (the "NeoStem Common Stock") (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia, a current holder of approximately 14% of the outstanding shares of NeoStem Common Stock and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the "CBH Series B Preferred Stock"), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share. At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH Series A Convertible Preferred Stock, par value $.01 per share, of CBH (the "CBH Series A Preferred Stock") held by Stephen Globus, our director, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons an aggregate of 50,000 shares of NeoStem Common Stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem Common Stock to Chris Peng Mao, our Chief Executive Officer in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of our expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company. Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share. The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement.

Relocation of Erye

      The new plant of Erye is currently under construction. To date, all the buildings in the planned manufacturing area have been completed, and the cleaning areas and all the equipments are now installed and under construction. Penicillin and Cephems sterile injection powder workshops will be completed by the end of 2009. In early 2010, the company will apply for GMP approval from SFDA for these two workshops.

      The total amount of money for the relocation of Erye is expected up to $29,340,000 (RMB200,000,000), of which $7,379,805 have been spent to date.

OUTLOOK

      Our Company has entered into the Merger Agreement with Neostem and our management expects to complete the Merger within the first half of 2009, subject to receipt of all necessary approvals.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

      Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. At the end of December 31, 2006, the value of the Renminbi to the U.S. dollar was translated at 7.81 RMB to $1.00 USD. .During 2007 and 2008 the RMB value appreciated and as of March 3, 2009, the exchange rate of the RMB against the USD was RMB6.86 for US$ 1.00. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

      In June 2007, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("ETIF") 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 on January 1, 2008 and there is no material effect on financial statements.

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

      In December 2007, SFAS 141R, "Business Combinations," was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The
Company believes adopting SFAS 141R might materially impact the accounting treatment for any future merger or acquisition consummated January 1, 2009.

      In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133." SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

      In June 2008, the FASB issued EITF 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for
Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

      In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This issue had no material impact on the Company's financial statements as of December 31, 2008 and for the year then ended.

      On October 10, 2008, the FASB issued FSP.157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption had no material impact on the Company's financial statements as of December 31, 2008 and for the year then ended.

      In January  2009,  the FASB issued FSP EITF  99-20-1,  "Amendments  to the
Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A (T). COTROLS AND PROCEDURES

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

      As of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2008.

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

      Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 and concluded that the Company's internal control over financial statements was not effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified material weaknesses elated to the following:

1.    Insufficient U.S.GAAP qualified accounting and finance personnel.

As U.S. GAAP closing process relates to non-routine transactions and estimates, we didn't have sufficient and skilled accounting and finance personnel necessary to close our books under U.S.GAAP at our subsidiaries in China because of the differences between two accounting policies, and on the other hand, the accounting person aren't familiar with U.S.GAAP and lack of training. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weakness described above.

2.    Lack of Internal Audit System.

The Company does not have the internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the Company.

3.    Financial Statement closing process.

We found that controls over the financial statement close process related to account reconciliation and analyses, including bank accounts, certain long-lived assets and accrued liabilities, were not effective. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements close process to the preparation of reliable financial statements, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company's management has identified the steps necessary to address the material weaknesses described above, as follows:

1. Hiring more qualified and experienced accounting personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2. Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3. Delivered training on the present accounting person in subsidiaries on U.S.GAAP and related knowledge and skills.

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

Changes in Internal Controls

      There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

                                                                                   DATE OF
        NAME              AGE                     POSITION                       APPOINTMENT
-----------------------------------------------------------------------------------------------
   Chris Peng Mao          38             Chief Executive Officer              August 28, 2004
      AN, Lufan            43          Director, President and CTO             August 28, 2004
    LIU, Xiaohao           44       Director and Senior Vice President,        August 28, 2004
  Stephen E. Globus        61                     Director                     August 28, 2004
    SHI, Mingsheng         57      Director and Chief Operating Officers       March 15, 2007
                                  Chairwoman of the board, Chief Financial
     ZHANG Jian            48                     Officer                      April 30, 2007
     DING Weihua           59                     Director                     April 30, 2007

      Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Chris Peng MAO, MBA

      Age 38.Chris Peng Mao is the Chairman and Chief Executive Officer (CEO) as well as a major shareholder of the Company. Before that, Mr. Mao was the CEO of China Pharmaceuticals Investment Fund Ltd. and managed its investments in the pharmaceutical industry in China. Mr. Mao was also a co-founder and the President of Infogroup Investment Corp., a Canadian company specializing in corporate finance and investment management, and Infogroup Management Consultant Ltd. Canada. He has extensive connections and experience in the pharmaceutical industry. Mr. Mao graduated from Shandong University in 1993 with a B.A. degree in Marketing and graduated in 1997, with an MBA degree from the Lundquist College of Business at the University of Oregon.

AN, Lufan, Ph.D.

      Age 43 AN Lufan is the President and Chief Technology Officer (CTO) and a major shareholder of the Company. Mr. An also serves as CEO of Nanjing Keyuan. He served as the CEO of Shandon Tungtai Pharmaceutical Technology Corp. Prior to that, Mr. An served as head of the New Drugs Development Center of Nanjing Keyuan Pharmaceutical Technology Corp. He has extensive experience in new drug R&D and commercialization of new drugs and has been involved in the development of about thirty-two new drugs and published fifteen related articles in national and international professional journals. Mr. An graduated from Jining Medical College in 1985 with a B.S. degree in Medicine and acquired his Ph.D. degree in Pharmacology from China Pharmaceutical University in 1991.

LIU, Xiaohao, M.S.

      Age 44. LIU Xiaohao, our Senior Vice President and a major shareholder of the Company, heads the sales operations of the Company. Mr. Liu has accumulated extensive experience and gathered strong track record in drug sales and marketing and has gained broad recognition and high esteem in the industry.

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

Stephen E. Globus

      Age 61. Stephen Globus was the Chairman of Globus Growth Group, a company that specialized in venture capital for technology companies. Globus Growth Group was the first or early investor in both biotechnology and technology companies. It was the seed and initial investors to Plasmaco, a USA developer of Plasma Television where Mr. Globus was Chairman and subsequently sold Plasmaco to Matsushita (Panasonic) where he served on one of its Board of Directors. Globus Growth Group was also among the initial investors in Genitope (GTOP), a San Francisco area biotechnology company that is utilizing novel immuno-therapies for the treatment of B-cell Non-Hodgkin's Lymphoma. Globus Growth Group also started Proscure, a Boston based Biotechnology company that was purchased by Repligen (RGEN) and ExSar, a private company involved in drug discovery through the protein/peptide mapping. Among the other portfolio early investments were also Energy Research Company (now FuelCell Energy, FCEL) and Kimeragen, a gene modification company, that was sold to Valigen, a French biotechnology company. Mr. Globus mainly resides in New York City.

SHI, Mingshen

      Age 57, SHI Mingshen has been serving as chairman of the board of directors of the Company's subsidiary, Suzhou Erye Pharmaceutical Limited Company ("Erye"), since 2003. Before that, Mr. Shi served for five years as the factory director of Suzhou No.2 Pharmaceutical Limited Company, the predecessor company of Erye. Mr. Shi has a bachelor degree in administrative management from the Chinese Administrative Management University. As a veteran in the Chinese pharmaceuticals industry, Mr. Shi is expected to contribute to the industry knowledge of the board in terms of operational management, strategic growth and future acquisitions.

ZHANG, Jian

      Age 48, Ms. ZHANG Jian was the General Manager of our subsidiary, Erye, from 2003 till she was elected to be the Chairwoman and a director of the Company on April 30, 2007. And from the end of 2007, Ms ZHANG Jian was elected to be the Chief Financial Officer (CFO) of the Company. Prior to being the General Manager for Erye, she served for more than 5 years as the deputy general manager of Suzhou Number 2 Pharmaceutical Company and more than a year as the deputy general manager of Suzhou Number 4 Pharmaceutical Company after working in various positions in charge of human resources and quality control there. Ms. Zhang graduated from Central Television University majoring in electronics and later graduated with a certificate in accounting from Suzhou Adult Education University and a graduate degree in finance and accounting from the School of Finance and Economics of Suzhou University. Ms. Zhang has extensive background and experience in the pharmaceuticals industry having worked in various managerial positions and various aspects of the industry. She is an expert in managing a growth company, having turned Erye into a successful operation after taking it over from the government with Mr. Shi Mingsheng and others.

DING, Weihua

      Age 59, Mr. DING Weihua was elected as a director of the board of directors of the Company on April 30, 2007. Mr. Ding is a veteran in the pharmaceuticals industry having worked in the filed for more than thirty three years. Mr. Ding worked nine years as a Deputy General Manager and Manager in sales and marketing at Erye. Prior to his positions in Erye, he worked six years in business planning at Jiangsu Nantong Qinfen Pharmaceutical Company. Later he worked sixteen years at Suzhou Number 2 Pharmaceutical Company in sales before he was promoted to the position of Manger of Sales and Deputy General Manager.

AUDIT COMMITTEE

      The Company does not have an audit committee and is in search of qualified candidates to form an audit committee. We are in the process of identifying and pursuing qualified candidates to serve on such a committee which is very important for the Company.

CODE OF BUSINESS ETHICS

      Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we have adopted a Code of Business Ethics and Conduct, or Code of Ethics.. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2008 AND 2007

      The following Summary Compensation Table sets forth information concerning compensation during fiscal 2008 for services in all capacities awarded to, earned by or paid to Chris Peng Mao who served as our Chief Executive Officer throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal years 2007 and 2008 received more than $100,000 in salary and bonus in fiscal years 2007 and 2008, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal years 2008 and 2007.

                                        ANNUAL COMPENSATION           OTHER
                                 -------------------------------      ANNUAL
  NAME AND PRINCIPAL POSITION     YEAR     SALARY($)    BONUS($)   COMPENSATION    TOTAL
-----------------------------------------------------------------------------------------
Zhang Jian Chairwoman             2008       21,300        0                      21,300
Chris Peng Mao Chief Executive
   Officer                        2008       15,000        0                      15,000

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

DIRECTOR COMPENSATION

      None of our directors has received any compensation for their services rendered as our directors during fiscal years 2007 and 2008. Ding Weihua received a salary for his services to Erye, as Vice President.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

      As of March 3, 2009 we had a total of 37,082,313 shares of common stock issued and outstanding, which are our only issued and outstanding voting equity securities.

      The following table sets forth, as of March 3, 2009, (a) the names of each beneficial owner of more than five per cent (5%) of our common stock and preferred stock known to us, and the amount and percentage of such ownership;
(b) the names and addresses of each director and executive officer that owns more than five per cent (5%) of our common stock and preferred stock, and the amount and percentage of such ownership, by each person and by all of our directors and executive officers as a group. Except as otherwise indicated, the addresses of each of the person below is c/o China Biopharmaceuticals Holdings, Inc., No. 859, Pan Xu Road, Suzhou, Jiangsu Province, China.

Name                                               Positions Held                Shares Owned       Percentage
---------------------------------------    ---------------------------------    ---------------    ------------
RimAsia Capital Partners, L.P.
1302 Bank of America Tower,
12 Harcourt Road, Admiralty, Hong Kong     Lender                                12,000,000 (1)      24.84%

GCE Property Holdings, Inc.
Address: c/o Bryan Cave LLP,
1290 Avenue of the Americas,
New York, NY 10104                         Shareholder                            2,000,000 (2)       5.36%

Chris Peng Mao                             Director, Chief Executive Officer      3,432,986           9.26%

                                           Director, President,
AN Lufan                                   Chief Technology Officer               3,036,848           8.19%

LIU Xiaohao                                Director, Senior Vice President        2,425,992           6.54%

Stephen E. Globus
Address: 44 West 24 th st.,
New York, NY 10010                         Director                                 485,714           1.31%

Total:                                                                           37,082,313

(1) Includes 12,000,000 shares of common stock issuable upon the exercise of warrants held by RimAsia Capital Partners.

(2) The shares of common stock contributed to GCE Property Holdings, Inc.
include (i) 1,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of the warrants held by GCE Property Holdings, Inc.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

      Our predecessor company, Globus Growth, was founded by Stephen E. Globus, who is currently one of our directors.

      Certain family members of Stephen E.Globus, our director, have participated in the Initial Private Place for Preferred Stock - Series A with a total investment of $170,000. SRG Capital Partnership, a company controlled by Richard D. Globus, purchased $50,000 Series A Preferred Stock in the Initial Preferred A Private Placement. Richard D. Globus is Stephen E Globus' brother.

      In December 2005, certain family members of Stephen E. Globus, our director, purchased the Convertible Notes from certain Notes holders in the aggregated amount of $210,000. All of these Convertible Notes purchased by these family members were converted into our common shares.

      In March 2006, certain family members of Stephen E. Globus, our director, purchased our common stock in the private placement in the aggregate amount of $100,000.

      On Oct 29, 2008, Hainan Kaiye Pharmaceutical Limited Company ("Kaiye"), the former related party of Erye, has being transferred to two unrelated individuals. The transaction was consummated in 2008 including amendment of business license and changing of the company's name. After then, Kaiye is no longer qualified as a related party of Erye. The Company's management evaluated the collectability of receivables for $1.1million (RMB 7,740,000) and decided to write off the entire amount before December 31, 2008.

Accounts Receivables - Related Parties

Accounts receivable included the following:

           December 31,   December 31,                                          Manner of
               2008         2007                Due From             Term      Settlement
--------   ------------   ----------------------------------------------------------------
  Erye     $         --   $     41,932         Hainan Kaiye       Short Term      Cash

      Hainan Kaiye was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company. Hainan Kaiye was disposed to two unrelated parties during the year and the transaction was consummated on Oct 29, 2008. As of December 31, 2008, Hainan Kaiye was not qualified as a related party.

Other Receivables - Related Parties

      Other receivable contained the following related party balances where Hainan Kaiye was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company before Oct 29, 2008 and Enshi was the discontinued subsidiary since July 2007.

           December 31,   December 31,                                          Manner of
               2008           2007              Due From             Term      Settlement
--------   ------------   ----------------------------------------------------------------
  Erye     $         --   $    819,621        Hainan Kaiye        Short Term      Cash
 Keyuan          10,000             --         An Lu Fang         Short term      Cash
  CBH           265,442             --           Enshi            Short Term      Cash
--------   ------------   ------------
  Total    $    275,442   $    819,621
           ============   ============

Loan to Shareholder and Officer

             December     December 31,                                          Manner of
             31, 2008         2007              Due From             Term      Settlement
--------   ------------   ----------------------------------------------------------------
  CBH      $     46,058   $         --       Chris Peng Mao       Short Term      Cash
  Keyuan         28,460         45,243    Keyuan's shareholder    Short Term      Cash
--------   ------------   ------------
  Total    $     74,518   $     45,243
           ============   ============

Other Payables - Related Parties

             December     December 31,                                          Manner of
             31, 2008         2007              Due to               Term      Settlement
--------   ------------   ----------------------------------------------------------------
 Erye      $    499,186   $    644,750        Erye Trading        Short Term      Cash
 CBH            166,838             --        Erye Trading        Short Term      Cash
--------   ------------   ------------
  Total    $    666,024   $    644,750
           ============   ============

      Erye Trading was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company. The 38 minority shareholders of Erye transferred their shares of Erye to Erye Trading in 2008 and the transactions was consummated on June 24, 2008. Erye Trading is the 49% shareholder of Erye as of December 31, 2008.

Other Payables - Shareholders

             December     December 31,                                          Manner of
             31, 2008        2007                Due To              Term      Settlement
--------   ------------   ----------------------------------------------------------------
   CBH     $         --   $     43,961       Chris Peng Mao       Short Term      Cash
  Keyuan            670            627   Lufan An & Xiaohao Liu   Short Term      Cash
--------   ------------   ------------
  Total    $        670   $     44,588
           ============   ============

      Chris Peng Mao is the CEO of the Company. Lufan An & Xiaohao Liu are both Shareholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2007:    $ 160,000         Moore Stephens Wurth Frazer and Torbet, LLP
2008:    $ 100,000         Moore Stephens Wurth Frazer and Torbet, LLP

ALL OTHER FEES

      The aggregate fees billed in each of the last two fiscal years for the products and services including fees relating to our tax compliance, tax planning and tax return preparation for the years ended 2008 and 2007 provided by the principal accountant other than the services reported in paragraph (1) were approximately:

2007:    $   5,000         Moore Stephens Wurth Frazer and Torbet, LLP
2008:    $   5,000         Moore Stephens Wurth Frazer and Torbet, LLP


AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

      We do not have an audit committee and we are in search of qualified candidates to form such committee.

         PART IV

EXHIBIT INDEX

--------------------------------------------------------------------------------
EXHIBIT NO.          DESCRIPTION
-----------          -----------------------------------------------------------

2.1 Agreement and Plan of Merger, dated June 24, 2004, by and between Globus Growth Group, Inc. and China
                     Biopharmaceuticals Holdings, Inc. (incorporated by reference to the Schedule 14C, filed with the SEC on August 4, 2004)

2.2 Conditional Stock Purchase Agreement between and among the registrant, RACP Pharmaceutical Holdings Ltd. and certain other parties dated as of May 16, 2006. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the SEC on May 18, 2006)

2.3 Agreement and Plan of Merger, dated as of November 2, 2008 by and among NeoStem Inc., the Company, China Biopharmaceuticals Corp and CBH Acquisition LLC (incorporated by reference to Exhibit 2.1 of the registrant Current Report on Form 8-K filed on November 6, 2008.

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

4.9. Form of Registration Rights Agreement in connection with the private placement of $6.9 million of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on March 14, 2006).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.10. Form of warrant issued on March 10, 2006 (incorporated by reference to exhibit 4.3 of the Company's Currently Report on Form 8-K, filed with the SEC on March 14, 2006)+

4.11 Registration Rights Agreement dated November 19, 2007 by and between the registrant and RimAsia Capital Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

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

10.1 Employment Agreement with AN Lufan dated August 29, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.2 Employment Agreement with LIU Xiaohao dated August 29, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.3 Employment Agreement with MAO Peng dated August 29, 2004 (incorporated by reference to Exhibit 10.1 to to Form 10-KSB, filed with the SEC on April 14, 2005)+

10.4 Conditional Loan Conversion Agreement dated November 19, 2007 by and between the registrant and RimAsia Capital Partners, L.P.(incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K, filed with the SEC on November 26, 2007.)

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

32.2 Certification of Chief Financial Officer of China Biopharmaceuticals Holdings, Inc. pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
--------------------------------------------------------------------------------

* Filed herewith

** Furnished herewith.

+ Management contract or compensation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
--------------------------------------------------------------------------------
                                        By:  /s/ Chris Peng Mao
                                             -----------------------------------

                                             Chris Peng Mao
                                             Chief Executive Officer
                                             Date: March 31, 2009

                                        By:  /s/ Zhang Jian
                                             -----------------------------------

                                             Zhang Jian
                                             Chief Financial Officer
                                             Date: March 31, 2009

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Signature                           Title                        Date
----------------------   --------------------------------------   -------------

/s/ Chris Peng Mao       Director and Chief Executive Officer     March 31, 2009
Chris Peng Mao

/s/ ZHANG Jian           Chairwoman and Chief Financial Officer   March 31, 2009
----------------------
ZHANG Jian

/s/ AN Lufan             Director and President                   March 31, 2009
----------------------
AN Lufan

/s/ LIU Xiaohao          Director and Vice President              March 31, 2009
----------------------
LIU Xiaohao

/s/ Stephen E. Globus    Director                                 March 31, 2009
Stephen E. Globus

/s/ DING Weihua          Director                                 March 31, 2009
DING Weihua

/s/  SHI, Mingsheng      Director                                 March 31, 2009
SHI, Mingsheng
--------------------------------------------------------------------------------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited consolidated financial statements are included on the pages indicated:

Page
----

F-1 Report of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Registered Public Accounting Firm

F-2     Consolidated Balance Sheet as of December 31, 2008 and 2007

F-3 Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007

F-4     Consolidated Statements of Changes in Shareholders' Equity

F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6     Notes to Consolidated Financial Statements

(b) Exhibits

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of China Biopharmaceuticals Holdings, Inc

We have audited the accompanying consolidated balance sheets of China Biopharmaceuticals Holdings, Inc and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Biopharmaceuticals Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biopharmaceuticals Holdings, Inc and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer & Torbet, LLP
---------------------------------------------
Walnut, California
March 30, 2009

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2008 AND 2007

                                                                                              2008           2007
                                                                                          ------------   ------------
                                                        ASSETS
CURRENT ASSETS:
   Cash                                                                                   $    581,727   $    669,699
   Short term investment                                                                     4,432,657      1,096,800
   Accounts receivable, trade, net of allowance for doubtful accounts of
      $1,200,983 and $1,260,760 at December 31, 2008 and 2007, respectively                  3,371,225      3,551,483
   Accounts receivable, related parties                                                             --         41,932
   Other receivables, net of allowance for doubtful accounts of $300,068 and $0
      at December 31, 2008 and 2007, respectively                                              494,307      1,131,395
   Other receivables - related parties                                                         275,442        819,621
   Advances to suppliers                                                                       126,418        797,302
   Prepaid expenses                                                                             11,680        363,819
   Inventories, net of $26,250 allowance                                                     9,033,655      8,962,055
   Loan to shareholder and officer                                                              74,518         45,243
                                                                                          ------------   ------------
      Total current assets                                                                  18,401,629     17,479,349
                                                                                          ------------   ------------

PLANT AND EQUIPMENT, NET                                                                    11,655,180      4,122,169
                                                                                          ------------   ------------
OTHER ASSETS:
   Intangible asset, net                                                                     7,587,057      7,398,189
   Long term notes receivable                                                                       --        640,518
   Restricted cash                                                                           1,373,228        518,589
   Advance on patent and right purchase                                                      1,321,561        959,700
   Other assets                                                                                 40,678         81,484
                                                                                          ------------   ------------
      Total other assets                                                                    10,322,524      9,598,480

                                                                                          ------------   ------------
         Total assets                                                                     $ 40,379,333   $ 31,199,998
                                                                                          ============   ============
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                          $  4,563,837   $  1,727,460
   Accounts payable                                                                          4,728,544      5,988,289
   Other payables                                                                            1,064,019      1,381,462
   Other payables - related parties                                                            666,024        644,750
   Other payables - shareholder and officer                                                        670         44,588
   Customer deposits                                                                         1,288,179      2,129,318
   Taxes payable                                                                             2,215,667      1,488,964
   Dividend payables                                                                         1,110,346         77,107
   Short-term loans                                                                          2,611,260      2,371,830
   Other accrued liabilities                                                                   259,675        281,390
                                                                                          ------------   ------------
      Total current liabilities                                                             18,508,221     16,135,158

LONG TERM LIABILITIES:
   Other long term liabilities                                                                  65,012         65,114
                                                                                          ------------   ------------

            Total liabilities                                                               18,573,233     16,200,272
                                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                                       --             --

REDEEMABLE PREFERRED STOCK - series B, $0.01 par value, 6,185,607 shares issued
   and outstanding at December 31, 2008 and 2007.                                           12,508,534     12,508,534
                                                                                          ------------   ------------

MINORITY INTEREST                                                                            9,478,384      5,508,061
                                                                                          ------------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock - $0.01 par value, 10,000,000 shares authorized;
      Series A, 50,000 shares issued and outstanding at December 31, 2008 and 2007;                500            500
      Series B, 6,185,607 shares issued and outstanding at December 31, 2008 and
         2007, classified above outside shareholders' equity.                                       --             --
   Common stock, $0.01 par value, 200,000,000 shares authorized; 36,590,312 and 36,490,312 shares issued and outstanding as of December 31, 2008 and
      2007, respectively.                                                                      365,903        364,903
   Paid-in capital                                                                          13,222,851     13,178,101
   Capital receivable                                                                         (252,471)      (252,471)
   Statutory reserves                                                                        1,508,798        976,439
   Accumulated deficit                                                                     (16,797,813)   (18,059,232)
   Accumulated other comprehensive income                                                    1,771,414        774,891
                                                                                          ------------   ------------
      Total shareholders' equity                                                              (180,818)    (3,016,869)
                                                                                          ------------   ------------

         Total liabilities and shareholders' equity                                       $ 40,379,333   $ 31,199,998
                                                                                          ============   ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                              2008           2007
                                                                                          ------------   ------------
REVENUES                                                                                  $ 49,841,158   $ 31,927,378

COST OF GOODS SOLD                                                                          34,461,263     23,633,700
                                                                                          ------------   ------------

GROSS PROFIT                                                                                15,379,895      8,293,678
                                                                                          ------------   ------------
OPERATING EXPENSES:
   Research and development                                                                    388,848        271,030
   Selling, general and administrative                                                       6,938,601      6,960,779
                                                                                          ------------   ------------
      Total Operating Expenses                                                               7,327,449      7,231,809
                                                                                          ------------   ------------

INCOME FROM OPERATIONS                                                                       8,052,446      1,061,869
                                                                                          ------------   ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                                       (43,095)    (1,213,369)
   Other income (expense), net                                                                 158,048       (410,283)
                                                                                          ------------   ------------
      Total other income (expense)                                                             114,953     (1,623,652)
                                                                                          ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                                      8,167,399       (561,783)

PROVISION FOR INCOME TAXES                                                                   1,418,334          1,245
                                                                                          ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                       6,749,065       (563,028)

MINORITY INTEREST                                                                            3,922,048      1,492,787
                                                                                          ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                     2,827,017     (2,055,815)

LOSS ON DISCONTINUED OPERATIONS:
   Loss on discontinued operations, net of tax effect                                               --    (11,469,098)
   Loss on disposal of discontinued operation, net of tax effect                                    --        (22,074)
                                                                                          ------------   ------------
      Net of Loss on Discontinued Operations                                                        --    (11,491,172)
                                                                                          ------------   ------------

NET INCOME (LOSS)                                                                            2,827,017    (13,546,987)

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK                                       (1,033,239)            --
                                                                                          ------------   ------------

NET INCOME (LOSS) AVILABLE TO COMMON SHAREHOLDERS                                            1,793,778    (13,546,987)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                                                     996,523       (111,107)
                                                                                          ------------   ------------

COMPREHENSIVE INCOME (LOSS)                                                               $  2,790,301   $(13,658,094)
                                                                                          ============   ============

INCOME (LOSS) AVAILABLE TO COMMON STOCK SHAREHOLDERS - BASIC AND DILUTED
   Continuing operations                                                                  $       0.05   $      (0.06)
   Discontinued operations                                                                          --          (0.31)
                                                                                          ------------   ------------
      Total                                                                               $       0.05   $      (0.37)
                                                                                          ============   ============

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
   -Basic                                                                                   36,348,531     36,340,860
                                                                                          ============   ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Preferred stock (series A)         Common Stock
                                                               --------------------------   -----------------------     Paid-in
                                                                 Shares        Par value      Shares      Par Value     Capital
                                                               -----------    -----------   -----------   ---------   -----------
BALANCE, December 31, 2006, Restated                               930,000    $     9,300    35,586,740   $ 355,868   $13,041,911

   Common shares issued for service                                                             125,000       1,250        (1,250)
   Common shares issued for preferred stock conversion            (537,500)        (5,375)      778,572       7,785        (2,410)
   Cancellation of preferred shares                               (342,500)        (3,425)                                  3,425
   Stock based compensation                                                                                                34,125
   Disposal of Enshi
   Change in value of warrants issued for Enshi acquisition                                                               102,300
   Dividends and accretion on redeemable preferred stock
   Net loss
   Statutory reserves
   Foreign currency translation adjustments
                                                               -----------    -----------   -----------   ---------   -----------
BALANCE, December 31, 2007                                          50,000    $       500    36,490,312   $ 364,903   $13,178,101
                                                               -----------    -----------   -----------   ---------   -----------

   Common shares issued for service                                                             100,000       1,000        26,000
   Stock based compensation                                                                                                18,750
   Dividends and accretion on redeemable preferred stock
   Net income
   Statutory reserves
   Foreign currency translation adjustments
                                                               -----------    -----------   -----------   ---------   -----------
BALANCE, December 31, 2008                                          50,000    $       500    36,590,312   $ 365,903   $13,222,851
                                                               ===========    ===========   ===========   =========   ===========

                                                                                                          Other
                                                         Capital      Statutory       Accumulated     Comprehensive
                                                        Receivable    Reserves     Income (Deficit)   Income (Loss)      Totals
                                                        ----------   -----------   ----------------   -------------   ------------
BALANCE, December 31, 2006, Restated                    $ (252,471)  $ 2,524,655   $     (6,060,461)  $     885,998   $ 10,504,800

   Common shares issued for service                                                                                             --
   Common shares issued for preferred stock
      conversion                                                                                                                --
   Cancellation of preferred shares                                                                                             --
   Stock based compensation                                                                                                 34,125
   Disposal of Enshi                                                  (1,862,414)         1,862,414        (837,320)      (837,320)
   Change in value of warrants issued for Enshi
      acquisition                                                                                                          102,300
   Dividends and accretion on redeemable preferred
      stock                                                                                                                     --
   Net loss                                                                             (13,546,987)                   (13,546,987)
   Statutory reserves                                                    314,198           (314,198)                            --
   Foreign currency translation adjustments                                                                 726,213         726,213
                                                        ----------   -----------   ----------------   -------------   ------------
BALANCE, December 31, 2007                              $ (252,471)  $   976,439   $    (18,059,232)  $     774,891   $ (3,016,869)
                                                        ----------   -----------   ----------------   -------------   ------------

   Common shares issued for service                                                                                         27,000
   Stock based compensation                                                                                                 18,750
   Dividends and accretion on redeemable preferred
      stock                                                                              (1,033,239)                    (1,033,239)
   Net income                                                                             2,827,017                      2,827,017
   Statutory reserves                                                    532,359           (532,359)                            --
   Foreign currency translation  adjustments                                                                996,523        996,523
                                                        ----------   -----------   ----------------   -------------   ------------
BALANCE, December 31, 2008                              $ (252,471)  $ 1,508,798   $    (16,797,813)  $   1,771,414   $   (180,818)
                                                        ==========   ===========   ================   =============   ============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                         2008             2007
                                                                                     -------------   -------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net income (loss)                                                                 $   2,827,017   $ (13,546,987)
   Net loss from discontinued operations                                                        --      11,491,172
                                                                                     -------------   -------------
   Net income (loss) from continuing operations                                          2,827,017      (2,055,815)
   Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) continuing operating activities:
       Stock based compensation                                                             45,750          34,125
       Depreciation                                                                        517,469         482,708
       Amortization                                                                        166,984         166,470
       Bad debt expense                                                                     37,838       1,009,910
       Minority interest                                                                 3,922,047       1,492,787
       Change in fair value of warrants issued in Enshi acquisition                             --         102,300
       Conversion of interest expense to redeemable stock                                       --       1,085,178
       Loss on disposal of equipment                                                            --         191,276
   Change in operating assets and liabilities:
       Accounts receivable, trade                                                          421,484        (883,522)
       Accounts receivable, related parties                                                     --         (40,271)
       Other receivables                                                                 1,794,823        (217,306)
       Advances to suppliers                                                               706,196        (584,390)
       Inventories                                                                         546,277      (2,390,515)
       Other assets                                                                         41,766         (78,257)
       Accounts payable                                                                 (1,649,873)      1,726,383
       Other payables and other current liabilities                                        258,773         670,843
       Customer deposits                                                                  (973,024)      1,143,886
       Taxes payable                                                                       611,624         216,952
                                                                                     -------------   -------------
          Net cash provided by continuing operating activities                           9,275,151       2,072,742
                                                                                     -------------   -------------

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
   Purchase of intangible assets                                                                --        (724,914)
   Repayment received from long term notes receivables                                     576,600         207,882
   Decrease in long term other receivables - related parties                                    --         352,232
   Purchase of equipment                                                                (1,813,274)       (330,778)
   Purchase of construction in progress                                                 (5,828,749)             --
   (Increase) decrease in other receivables - related parties                           (1,035,960)      1,110,625
   Increase in short term Investment                                                    (3,202,407)     (1,053,360)
   Repayment of loan to related party                                                           --          42,849
   Advance on patent purchase                                                             (289,539)       (921,690)
                                                                                     -------------   -------------
          Net cash used in continuing operation investing activities                   (11,593,329)     (1,317,154)
                                                                                     -------------   -------------

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
   (Increase) decrease in restricted cash                                                 (804,102)        420,594
   Proceeds from loan payables                                                             431,961              --
   Decrease in other payables - related parties                                           (143,972)     (1,504,103)
   Proceeds from (payment on) notes payables                                             2,668,217        (816,354)
   Repayments on long term liabilities                                                      (4,580)       (103,665)
                                                                                     -------------   -------------
          Net cash provided by (used in) continuing operation financing activities       2,147,524      (2,003,528)
                                                                                     -------------   -------------

Effect of exchange rate on cash - Continuing operations                                     82,682          86,679

                                                                                     -------------   -------------
Decrease in cash from continuing operation                                                 (87,972)     (1,161,261)

Cash, beginning - Continuing operation                                                     669,699       1,830,960
                                                                                     -------------   -------------
Cash, ending - Continuing operation                                                  $     581,727   $     669,699
                                                                                     =============   =============

Cash provided by discontinued operating activities                                              --       3,004,582
Cash provided by discontinued operations investing activities                                   --      12,432,432
Cash used in discontinued operations financing activities                                       --     (16,349,977)
Effect of exchange rate on cash -discontinued operations                                        --        (214,633)
                                                                                     -------------   -------------
Net (decrease) increase in cash from discontinued operation                                     --      (1,127,596)

Cash, beginning of year - Discontinued operation                                                --       1,127,596
                                                                                     -------------   -------------
Cash, end of year - Discontinued operation                                           $          --   $          --
                                                                                     =============   =============

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in China and its revenues are derived from its operations in China. China is a developing country with a young economic market system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries that require consolidation. Material inter-company transactions have been eliminated in the consolidation. The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

      Entity       Percentage of Ownership            Location
-------------------------------------------------------------------------
       CBH                  Parent Company     United States of America
       CBC               100% owned by CBH        British Virgin Inland
       Erye               51% owned by CBH                        P.R.C
      Keyuan              90% owned by CBC                        P.R.C

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

Land Use Rights

According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. The Company reviews the carrying value of land use rights at least annually, more often if necessary, to determine whether their carrying value has become impaired. Impairment charges are recorded when the carrying value

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

of the asset exceeds future benefits to be derived from the asset.

Plant and Equipment, Net

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. Interest incurred during the period of construction, if material, is capitalized. No depreciation is provided for construction in progress until the assets are completed and are placed into service.

Long-term assets of the Company are reviewed at least annually, more often if necessary, to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2008, management concluded long term assets are not impaired.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Short Term Investment

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported in income. Total amount in this account was $4,432,657 as of December 31, 2008 and $1,096,800 as of December 31, 2007. For the years ended December 31, 2008 and 2007, the Company recorded $27,648 and $0 as realized gain on short-term investment.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 amounted $23,021 and $90,804.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs were $385,532 and $340,659 for the years ended December 31, 2008 and 2007, respectively.

Concentration of Risks

Cash includes cash on hand and demand deposits in accounts maintained with banks within the People's Republic of China, Hong Kong and the Untied States. Total cash in these banks at December 31, 2008 and 2007 amounted to $580,492 and $669,699 of which $0 and $65,490 deposits are covered by FDIC insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells pharmaceutical products to pharmacies and hospitals. Five major customers accounted for approximately 11.2% 13.8% of the net revenue for the years ended December 31, 2008 and 2007, respectively. No sales revenue from any single customer was above 5% of total sales revenue. As of December 31, 2008 and 2007, the total receivable balances due from these customers were $1,014,498 and $403,018, respectively, representing 22.2% and 8.7% of total accounts receivables.

For the year ended December 31, 2008, five major suppliers provided approximately 49.5% of the Company's purchases of raw materials with each supplier individually accounting for 13.6% 11.9%, 9.1%, 9.1% and 5.7%, respectively. Five suppliers provided 45.4% of the Company's purchase of raw materials for the year ended

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

December 31, 2008, with each suppliers individually accounted for 17.9%, 12.0%, 6.5%, 4.7% and 4.3%, respectively.

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

Short-term loans amounted to $2,611,260 at December 31, 2008. In accordance with SFAS 157, the Company determined that the carrying value of this loan approximated the fair value using the level 2 inputs by comparing the stated loan interest rates to the rates charged by the Industrial and Commercial Bank of China to similar loans.

As of December 31, 2008, the carrying value of the redeemable convertible preferred stock amounted to $12,508,534. The redeemable shares are carried at redemption value which the management believes to be representative of the fair value.

                                                                Fair Value Measurements
                                           Carrying Value      Using Fair Value Hierarchy
                                           --------------   --------------------------------
                                                            Level 1        Level 2   Level 3
Short-term loan                            $    2,611,260             $  2,611,260
                                           ==============   =======   ============   =======
Redeemable convertible preferred stock     $   12,508,534             $ 12,508,534
                                           ==============   =======   ============   =======

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

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

Revenue was made up of the following product categories.

                                                    For the years ended
                                           December 31, 2008   December 31, 2007
                                           -----------------   -----------------
Revenue:
   Intermediary pharmaceuticals products   $      13,647,392   $       9,269,591
   Prescription drugs                             35,948,342          22,380,572
   R&D service                                       245,424             277,215
                                           -----------------   -----------------
Total revenue                              $      49,841,158   $      31,927,378
                                           =================   =================

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2008

--------------------------------------------------------------------------------

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

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,771,414 and 774,891 at December 31, 2008 and 2007, respectively. Assets and liabilities at December 31, 2008 and December 31, 2007 were translated at 6.82 and 7.29 RMB to $1.00. The average translation rates applied to income statement accounts, statement of cash flows for years ended of 2008 and 2007 were 6.94 and 7.59 RMB to $1.00. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

Earnings per Share

The Company adopted SFAS 128, "Earnings per Share" ("EPS"), which requires the presentation of earnings per share as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as preferred stock, as well as warrants and options that are in the money.

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

The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered under SFAS 150, because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to EITF Topic D-98, "Classification and Measurement of Redeemable Securities," the redeemable stock is classified outside of shareholders' equity. If the redeemable stock is not converted by the fourth anniversary, then the shares the mandatory redemption is triggered, and pursuant to SFAS 150, the shares will be reclassified to liabilities.

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

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 on January 1, 2008 and there is no material effect on financial statements.

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

In December 2007, SFAS 141R, "Business Combinations," was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The
Company believes adopting SFAS 141R might materially impact the accounting treatment for any future merger or acquisition consummated January 1, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133." SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In June 2008, the FASB issued EITF 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This issue had no material impact on the Company's financial statements as of December 31, 2008 and for the year then ended.

On October 10, 2008, the FASB issued FSP.157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption had no material impact on the Company's financial statements as of December 31, 2008 and for the year then ended..

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows.

Note 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest and income taxes paid

      o Interest expense paid amounted to $159,182 and $148,825 for years ended December 31, 2008 and 2007, respectively.

      o Income tax was paid $972,642 and $1,131 for the years ended December 31, 2008 and 2007, respectively.

Non-cash investing and financing activities

      o On November 16, 2007, the principal of loans payables for $11,500,000 related to Enshi acquisition and the unpaid interest in total of $12,508,534 had been converted into the Company's Series B redeemable preferred stock.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2008

--------------------------------------------------------------------------------

      o In addition, $1,110,346 and $0 were transferred from net income to dividends payable for the year ended December 31, 2008 and 2007.

      o The Company written-off $1,988,180 and $576,600 receivables from other receivables and long-term notes receivables, respectively, as of December 31, 2008 and increased bad debt expense in the amount of $2,564,780 at the same time.

      o $1,866,454 advance on land use right has being transferred to intangible assets during the year ended December 31, 2008.

      o The Company reduced cost of expired patent under intangible assets and the related accumulated amortization in the amount of $151, 790, respectively, during the year ended December 31, 2008.

Note 4 - ACCOUNTS RECEIVABLE, NET

The reserve for bad debts was $1,200,983 and $1,260,760 at December 31, 2008 and, 2007.

Accounts receivable consisted of the following:

                                                   December 31,    December 31,
                                                       2008            2007
                                                   ------------    ------------
Accounts receivable                                $  4,572,208    $  4,812,243
Allowance for doubtful accounts                      (1,200,983)     (1,260,760)
                                                   ------------    ------------
   Accounts receivable, net                        $  3,371,225    $  3,551,483
                                                   ============    ============

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of December 31, 2008 and 2007, management concluded its allowance for bad debts were sufficient.

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts, December 31, 2006        $   682,445
   Addition                                                   530,938
   Recovery
   Translation adjustment                                      47,377
                                                          -----------
Allowance for doubtful accounts, December 31, 2007        $ 1,260,760
   Addition
   Recovery                                                 (140,058)
   Translation adjustment                                      80,281
                                                          -----------
Allowance for doubtful accounts, December 31, 2008        $ 1,200,983
                                                          ===========

Note 5 - INVENTORIES

Inventories consisted of the following:

                                                   December 31,    December 31,
                                                       2008            2007
                                                   ------------    ------------
Raw materials                                      $  2,043,597    $  1,858,866
Refinery materials                                    2,231,623       3,139,200
Packaging supplies                                      274,282         239,624
Sundry supplies                                          13,736          11,984
Work in process                                         637,021         351,611

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2008

--------------------------------------------------------------------------------

Finished goods                                        3,859,646       3,360,770
                                                   ------------    ------------
   Total inventory                                    9,059,905       8,962,055
Inventory allowance                                     (26,250)             --
                                                   ------------    ------------
      Total inventories                            $  9,033,655    $  8,962,055
                                                   ============    ============

The Company periodically reviews its reserves for slow moving and obsolete inventories. As of December 31, 2008 and 2007, the Company reserved $26,250 and $0 as inventory allowance, respectively.

Note 6 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

                                                   December 31,    December 31,
                                                       2008            2007
                                                   ------------    ------------
Plant                                              $  2,446,124    $  2,286,051
Office equipment                                         28,420          25,478
Machinery                                             7,386,881       6,368,927
Vehicles                                                258,300         228,043
Construction in progress                              7,379,805         185,963
                                                   ------------    ------------
   Total plant and equipment                         17,499,530       9,094,462
   Less: accumulated depreciation                    (5,844,350)     (4,972,293)
                                                   ------------    ------------
      Plant and equipment, net                     $ 11,655,180    $  4,122,169
                                                   ============    ============

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $517,469 and $482,708, respectively. For the year ended December 31, 2008, the Company capitalized interest expense as part of construction-in-progress amounting of $160,375 and $0 with 7.12% and 6.59% effective weighted average interest rate as of December 31, 2008 and 2007, respectively.

Note 7- OTHER ASSETS

Intangible Assets

Intangible assets consist of the following:

                                                   December 31,    December 31,
                                                       2008            2007
                                                   ------------    ------------
Land use rights:                                   $  8,058,504    $  7,688,637
Less: accumulated amortization                         (641,074)       (459,333)
                                                   ------------    ------------
   Land use rights, net                               7,417,430       7,229,304
                                                   ------------    ------------

Patent - Approved drugs                                 190,710         322,596
Less: accumulated amortization                          (21,083)       (153,711)
                                                   ------------    ------------
   Patent, net                                          169,627         168,885
                                                   ------------    ------------
      Total intangible assets, net                 $  7,587,057    $  7,398,189
                                                   ============    ============

Land use rights are pledged as collateral for bank loans. Amortization expenses for the years ended December 31, 2008 and 2007 amounted $166,984 and $166,470, respectively.

One of the Company's patent of approved drug was fully amortized during 2008, $151,790 of costs and accumulated amortization were deducted from intangible asset account.

The following table consists of the expected amortization expense for the next five years:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

                  Years ended December 31,      Amount
                                             ------------
                                      2009   $    170,050
                                      2010        170,050
                                      2011        170,050
                                      2012        170,050
                                      2013        170,050
                                Thereafter      6,736,807
                                             ------------
                                     Total   $  7,587,057
                                             ============

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

                                                     December 31,   December 31,
             Name of Bank                                2008           2007
---------------------------------------------        ------------   ------------
Hua Xia Bank, Suzhou                                 $      3,863   $    164,871
Industrial and commercial bank, Suzhou                         --        353,718
China CITIC Bank                                        1,369,365             --
---------------------------------------------        ------------   ------------
                                    Total            $  1,373,228   $    518,589
                                                     ============   ============

Long Term Notes Receivable

Long term notes receivable represents loans made to third party for cash flow needs for R&D projects on new drugs. The Company has first priority to purchase the new drug rights if the projects are successfully completed. If the Company gives up the right, the debtors are required to repay the loans plus 3% interest per annum within one month after the drug rights are sold to another party. If on or before February 28, 2010, the R&D projects are not completed or failed, the debtors are required to repay the loans plus 6% interest per annum within ten days after such a conclusion was made. As of December 31, 2007, the total amount of the long term notes receivable was $640,518 for the aforesaid projects. However, the Company determined that the long-term notes receivable was deemed no longer collectable and has written off the balance amounted to $586,800 (RMB 4,000,000) as of December 31, 2008.

Note 8 - RELATED PARTIES TRANSACTIONS

Accounts Receivables - Related Parties

Accounts receivable included the following:

                December 31,   December 31,                                Manner of
                    2008           2007         Due From        Term      Settlement
-------------   ------------   -----------------------------------------------------
     Erye       $         --   $     41,932   Hainan Kaiye   Short Term      Cash

Hainan Kaiye was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company. Hainan Kaiye was disposed to two unrelated parties during the year and the transaction was consummated on Oct 29, 2008. As of December 31, 2008, Hainan Kaiye was not qualified as a related party.

Other Receivables - Related Parties

Other receivable contained the following related party balances where Hainan Kaiye was a company owned

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

by minority shareholders of Suzhou Erye Pharmaceutical Limited Company before Oct 29, 2008 and Enshi was the discontinued subsidiary since July 2007.

                December 31,   December 31,                                          Manner of
                    2008        2007                  Due From            Term      Settlement
-------------   ------------   ---------------------------------------------------------------
    Erye        $         --   $    819,621         Hainan Kaiye       Short Term      Cash
   Keyuan             10,000             --          An Lu Fang        Short term      Cash
     CBH             265,442             --             Enshi          Short Term      Cash
-------------   ------------   ------------
    Total       $    275,442   $    819,621
                ============   ============

Loan to Shareholder and Officer

                December 31,   December 31,                                          Manner of
                    2008          2007                Due From            Term      Settlement
-------------   ------------   ---------------------------------------------------------------
     CBH        $     46,058   $         --       Chris Peng Mao       Short Term      Cash
   Keyuan             28,460         45,243    Keyuan's shareholder    Short Term      Cash
-------------   ------------   ------------
    Total       $     74,518   $     45,243
                ============   ============

Other Payables - Related Parties

                December 31,   December 31,                                         Manner of
                    2008           2007               Due To              Term      Settlement
-------------   ------------   ---------------------------------------------------------------
     Erye       $    499,186   $    644,750        Erye Trading        Short Term      Cash
      CBH            166,838             --        Erye Trading        Short Term      Cash
-------------   ------------   ---------------------------------------------------------------
    Total       $    666,024   $    644,750
                ============   ============

Erye Trading was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company. The 38 minority shareholders of Erye transferred their shares of Erye to Erye Trading in 2008 and the transactions was consummated on June 24, 2008. Erye Trading is the 49% shareholder of Erye as of December 31, 2008.

Other Payables- Shareholders

                December 31,   December 31,                                          Manner of
                    2008           2007               Due To              Term      Settlement
-------------   ------------   ---------------------------------------------------------------
   CBH          $         --   $     43,961        Chris Peng Mao      Short Term      Cash
    Keyuan               670            627   Lufan An & Xiaohao Liu   Short Term      Cash
-------------   ------------   ------------
    Total       $        670   $     44,588
                ============   ============

Chris Peng Mao is the CEO of the Company. Lufan An & Xiaohao Liu are both shareholder of the Company.

Note 9 - SHORT TERM LOANS

The Company has a total of $2,611,260 and $2,371,830 in short term loans from different banks in China at December 31, 2008 and 2007, respectively. These loans mature in one year or less. The average interest rates were approximately 7.12% and 7.33% for the year ended December 31, 2008 and 2007, respectively. Bank loans were collateralized by plant owned by Erye in the amount of $127,749 as of December 31, 2008.

Interest expense of the short term bank loans for the years ended December 31, 2008 and 2007 amounted to $1,595 and $206,450 respectively. The Company capitalized interest expense for construction in progress amounting of $160,375 for the year ended December 31, 2008.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

Note 10 - NOTES PAYABLE

The Company's subsidiary Erye has $4,563,837 and $1,727,460 notes payable to Erye's vendors for the purchase of drug raw materials as of December 31, 2008 and 2007. Notes payable are interest free and usually mature after a six-month period.

In order to issue noted payable on behalf of the Company, the banks requested collaterals, such as cash deposit which was approximately 30-50% of notes to be issued, or properties owned by companies or etc. As of December 31, 2008, $1,369,365 restricted cash was collateral for the $1,369,365 notes payable, which was approximately 30.0% of the notes payable (See notes 7) the Company issued, and the rest of notes payable is pledged by the land use right the Company owned amounted to $1,880,477.

Note 11 - TAXES PAYABLE

Taxes payable was comprised as follows:

                                           December 31, 2008   December 31, 2007
                                           -----------------   -----------------
Income tax payable                         $       1,551,754   $       1,028,507
VAT payable                                          657,978             455,043
Other taxes payable                                    5,935               5,414
                                           -----------------   -----------------
Total                                      $       2,215,667   $       1,488,964
                                           =================   =================

Note 12 - REDEEMABLE PREFERRED STOCK

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company at an effective conversion price at $2.0222 per share. Each series B share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into common stock previously issued to and currently held by RimAsia in connection with the extension of the loan financing ("Existing Warrants") was lowered to $1.26 per share and the term extended to 4.5 years from the closing date. This Agreement was conditional subsequent to the completion of at least one of sizeable acquisitions by the end of June 2008. RimAsia extended the wavier to not to convert the Series B preferred stock to debt to earlier of (a) October 31, 2009 or (b) abandonment of the merger with NeoStem which is disclosed in
Note 18.

The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered under SFAS 150 because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to EITF Topic D-98, "Classification and Measurement of Redeemable Securities," the redeemable stock is classified outside of shareholders' equity.

According to the Agreement, the series B preferred stock is subject to optional redemption at the Company's option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company's option thereafter. The Company maybe required to repurchase the remaining series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company's failure to pay annual dividends, mandatory redemption price or any other amount due, either in cash or in kind. (4)The four-percent suspendible premium which shall be deemed to have begun to accrue from the Series B Issuance date and shall continue to accrue until the date when the average closing price of the common stock over 30 consecutive trading days each with a daily treading volume of no fewer than 100,000 shares exceeds the following price thresholds: during the 2nd year from the Series B Issuance date, $1.4, during the 3rd year, $1.58, and during the 4th year, $1.72.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

The Series B redeemable stock was recorded at fair value on the date of issuance. As of December 31, 2008 and 2007, balances of redeemable preferred stock amounted to $12,508,534. Dividend payables amounted to $1,110,346 and $77,107 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, pursuant to the optional redemption clause, the holders of the series B shares shall be entitled to receive an annual dividend of 5% amounted to $651,129; and, the four-percent suspendible premium was accrued in the amount of $459,217, which were included in dividend payable.

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

Note 13 - STATUTORY RESERVES

The laws and regulations of the PRC require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital. This statutory reserve fund is planned for future development of the company or use for employee's benefits. These reserves represent restricted retained earnings.

The transfer to this reserve must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

During the years ended December 31, 2008 and 2007, the Company made total appropriations to these statutory reserves of $532,359 and $314,198, respectively. The component of statutory reserves and the future contribution required pursuant to Chinese Corporation Regulation are as follows at December 31, 2008 and 2007:

                                                         2008          2007
                                                      -----------   -----------
Statutory surplus reserve                             $ 1,448,100   $   915,741
Common welfare reserve                                     60,698        60,698
                                                      -----------   -----------
Total                                                 $ 1,508,798   $   976,439
                                                      -----------   -----------

50% of registered share capital of Erye                 1,508,798     1,508,798
                                                      -----------   -----------
Extra contribution required                           $        --   $   532,359
                                                      ===========   ===========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

Note 14 - INCOME TAXES

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

The Company's subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Erye was granted income tax exemption for two years commencing from January 1, 2006, and is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted $1,418,334 and $1,245 for the years ended December 31, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                       For the years ended
                                                           December 31,
                                                   --------------------------
                                                       2008           2007
                                                   -----------    -----------
U.S. Statutory rate                                       34.0%          34.0%
Foreign income not recognized in USA                     (34.0)         (34.0)
China income taxes                                        25.0           33.0
Income tax exempted                                       (7.6)         (33.2)
                                                   -----------    -----------
Total provision for income taxes                          17.4%          (0.2)%
                                                   ===========    ===========

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2008 are $1,418,334 and $1,036,854, respectively. The net effect on income per share if the income tax had been applied would decrease income per share by $0.04 and $0.03 for the years ended December 31, 2008 and 2007, respectively.

The Company was incorporated in the United States and incurred a net operating loss for income tax purposes for 2008 and 2007. The net operating loss carry forwards for United States income tax purposes amounted to $5,239,906 and $4,740,785 for the years ended December 31, 2008 and 2007, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2008 and 2007. Management reviews this valuation allowance periodically and makes adjustments as warranted

The valuation allowance for the years ended December 31, 2008 and 2007 were as follow:

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

                                                    Years ended December 31,
                                                       2008           2007
-----------------------------------------------------------------------------
Balance of January 01,                             $ 1,611,867    $ 1,066,972
Increase                                               169,701        544,895
                                                   -----------    -----------
Balance of December 31,                            $ 1,781,568    $ 1,611,867
                                                   ===========    ===========

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

VAT on sales and VAT on purchases amounted to $8,647,372 and $5,888,088 for the years ended December 31, 2008, and $5,614,462 and $4,235,377 for the same period in 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 15 - Earnings Per Share

The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented as of December 31, 2008. The redeemable convertible preferred stock is mandatorily redeemable for cash at the fourth anniversary if not yet converted. As of December 31, 2008, none of the preferred stock had been converted. Dividends and accretion on the preferred stock were subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. Dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period. The convertible preferred stock - series A of 50,000 and redeemable convertible preferred stock - series B of 6,185,607 were anti-dilutive for the year ended December 31, 2008 based on the calculation method above used.

The Company determined that all the warrants, the convertible preferred stock - series A of 50,000 and redeemable convertible preferred stock - series B of 6,185,607 were anti-dilutive for the year ended December 31, 2007 because the Company recorded net loss for the periods presented.

The number of shares used in computing basic earnings per share for the years ended December 31, 2008 and 2007 were 36,348,531 and 36,340,860, respectively. Basic and diluted earnings per share for the years ended December 31, 2008 and 2007 were $0.05 and $(0.37), respectively.

Note 16 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized rent expenses of $11,892 and $39,074, respectively.

As of December 31, 2008, the Company has outstanding commitments in respect to non-cancelable operating

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

leases as follows:

                                             Amount
                                          -----------
For the year ended December 31 2009       $     6,486
Thereafter                                         --
                                          -----------
   Total                                  $     6,486
                                          ===========

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to approximately $1,600,000 (RMB12,000,000) to the Developer. Of the total $1,600,000, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. The Company had paid $1,321,561 (RMB9,008,596) and $959,700 (RMB7,000,000) as of December 31, 2008 and 2007, respectively.

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

In July 2007, Enshi was foreclosed on by RimAsia and ceased to be part of the Company. RimAsia assumed the litigation activities against Mr. Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi ("LXB") and on October 17, 2008_reached a settlement with LXB pursuant to which Enshi was returned to LXB against a payment of certain sum of funds of which the residual sum post litigation costs were to be eventually transferred to the Company. The expected residual is not expected to be meaningful to the Company

On November 16, 2007 and amended on January 22, 2008, the Company and RimAisa entered into a litigation agreement ("Litigation Agreement"). Pursuant to this Litigation Agreement, if RimAisa or RACP (as the plaintiff) prevail in the LXB Litigation or the settlement is reached, any judgment awards, settlement amount and salvage value realized from Enshi, would be firstly used to reimburse all the legal and related expenses incurred by RimAsia in the LXB Litigation, up to $4,000,000, and the remaining amounts of the judgment proceeds would be entitled to the Company. If RimAisa and the Company do not prevail in the LXB Litigation, RACP should be returned to CBH and all the proceeds of any sale of liquidation of Enshi or any assets of or interest in Enshi shall be distributed as agreed by both parties. In addition, all the costs and

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

expenses (including attorneys' fees) incurred by or on behalf of the plaintiffs shall be borne 55% by RimAsia and 45% by the Company.

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

Note 17 - SHAREHOLDERS' EQUITY

Issuance of Shares for Services

In December 2008, the Company issued 100,000 shares of common stock to a consultant for the services provided during the period from January 2007 to February 2009. Shares were valued at $27,000 based on the market price at the service contract signing dates.

Warrants

Following is a summary of the status of warrants outstanding at December 31, 2008:

   Outstanding Warrants        Exercisable Warrants
--------------------------------------------------------------------
                              Average
                             Remaining       Average
  Exercise                  Contractual      Exercise                  Intrinsic
   Price        Number         Life           Price        Number        Value
----------   -------------------------------------------------------------------
     1.26      12,000,000           3.4    $      1.26    12,000,000          --
     2.00          84,607           0.1           2.00        84,607          --
     1.25       1,000,000           0.3           1.25     1,000,000          --
     1.26       7,165,535           0.3           1.26     7,165,535          --
             ------------   -----------    -----------   -----------------------
               20,250,142           2.1    $      1.26    20,250,142          --
             ============                                ===========

Following is a summary of the Warrant activity:

     Outstanding as of January 01, 2007                           10,400,396
        Granted                                                   12,000,000
        Forfeited                                                    510,421
        Exercised                                                         --
                                                                  ----------
     Outstanding as of December 31, 2007                          21,889,975
        Granted                                                           --
        Forfeited                                                  1,639,833
        Exercised                                                         --
                                                                  ----------
     Outstanding as of December 31, 2008                          20,250,142
                                                                  ==========

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

Note 18 - BUSINESS COMBINATIONS

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

Merger with NeoStem, Inc.

As previously mentioned in Note 12, on November 2, 2008, CBH entered into an Agreement and Plan of Merger (the "Merger agreement") with CBC, NeoStem, Inc., and CBH Acquisition LLC ("Merger Sub"). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the "Merger"). Prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH's stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH's 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

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

At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH series A convertible preferred stock which is held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem common stock at $1.00 per share. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem common stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

--------------------------------------------------------------------------------

and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH's expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

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

Change of minority shareholders

On June 24, 2008, the original 38 individual shareholders of Erye transferred their ownership interest (in total 49%) in Erye to Erye Ecornomic and Trade company limited ("Erye Trading"). Erye Trading is 49% shareholder of Erye as of December 31, 2008. The transaction was approved by CBH and Erye's board, and consummated before December 31, 2008.