Form 10-K/A
period 2008-12-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2009-05-15
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 814-00063


                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
             (Exact Name of registrant as specified in its charter)

           Delaware                                     13-2949462
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          No. 859, Pan Xu Road, Suzhou,
                         Jiangsu Province, China 215000
               (Address of principal executive offices)(Zip Code)

                               (86) 512 6855 0568

              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)


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

36,590,312 shares of Common Stock as of May 11, 2009

                               Explanatory Note

 This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to the Annual Report on Form 10-K for the year ended December 31, 2008 (the "Annual Report") of China Biopharmaceuticals Holdings, Inc. (the "Company") is being filed to revise the Note 17 to Consolidated Financial Statements to reflect the correct remaining duration of the outstanding warrants, and Note 16 Item Legal Proceedings to reflect it is RACP Pharmacentical Holdings Limited, ("RACP"), a former subsidiary of the Company, instead of the Company, that entered into the legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo and his related parties for breach of representations and warranties and fraud ("LXB Litigation").

The Note 17 has been revised as the following:

Note 17 - SHAREHOLDERS' EQUITY

Issuance of Shares for Services

In December 2008, the Company issued 100,000 shares of common stock to a consultant for the services provided during the period from January 2007 to February 2009. Shares were valued at $27,000 based on the market price at the service contract signing dates.

Warrants

Following is a summary of the status of warrants outstanding at December 31, 2008:

    Outstanding Warrants           Exercisable Warrants
 -------------------------  ------------------------------------
 Exercise        Number       Average     Average       Number     Intrinsic
   Price                     Remaining    Exercise                   Value
                            Contractual    Price
                                Life
   1.26        12,000,000       3.4       $ 1.26      12,000,000      --
   2.00            84,607       0.2       $ 2.00          84,607      --
   1.25         1,000,000       1.1       $ 1.25       1,000,000      --
   1.26         7,165,535       1.2       $ 1.26       7,165,535      --
               ----------                            -----------  ---------
               20,250,142                             20,250,142      --
               ==========                            ===========

Following is a summary of the Warrant activity:


         Outstanding as of January 01, 2007                   10,400,396
           Granted                                            12,000,000
           Forfeited                                             510,421
           Exercised                                                  --
                                                              ----------
         Outstanding as of December 31, 2007                  21,889,975
           Granted                                                    --
           Forfeited                                           1,639,833
           Exercised                                                  --
                                                              ----------
         Outstanding as of December 31, 2008                  20,250,142
                                                              ==========

The Note 16 has been revised as the following:

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. RACP Pharmacentical Holdings Limited, ("RACP"), a former subsidiary of CBH commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud ("LXB Litigation"). The Hong Kong courts froze approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order.

In July 2007, Enshi was foreclosed on by RimAsia and ceased to be part of the Company. RimAsia assumed the litigation activities against Mr. Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi ("LXB") and on October 17, 2008_reached a settlement with LXB pursuant to which Enshi was returned to LXB against a payment of certain sum of funds of which the residual sum post litigation costs were to be eventually transferred to the Company. The expected residual is not expected to be meaningful to the Company.

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

Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

                                     Part IV


Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 1 to Annual Report on Form 10-K/A.

a) Index to Financial Statements and Financial Statement Schedules

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

F-3 Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007

F-4     Consolidated Statements of Changes in Shareholders' Equity

F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6     Notes to Consolidated Financial Statements


b) Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.


                               China Biopharmaceuticals Holdings, Inc.


 May 14, 2009                  By:  /s/ Chris Peng Mao
                                  --------------------
                                   Name: Chris Peng Mao
                                   Title: Chief Executive Officer


 May 14, 2009                  By:  /s/ ZHANG Jian
                                  ----------------
                                   Name: ZHANG Jian
                                   Title: Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                TITLE                                    DATE

/s/ Chris Peng Mao       Director and Chief Executive Officer     May 14, 2009
------------------
 Chris Peng Mao

/s/ ZHANG Jian           Chairwoman and Chief Financial Officer   May 14, 2009
---------------
 ZHANG Jian

/s/ AN Lufan             Director and President                   May 14, 2009
-------------
 AN Lufan

/s/ LIU Xiaohao          Director and Vice President              May 14, 2009
----------------
 LIU Xiaohao

/s/ Stephen E. Globus    Director                                 May 14, 2009
----------------------
 Stephen E. Globus

/s/ DING Weihua          Director                                 May 14, 2009
----------------
 DING Weihua

/s/ SHI, Mingsheng       Director                                 May 14, 2009
------------------
 SHI Mingsheng

                                  EXHIBIT INDEX


Exhibit
Number    Description of Document
-------   -----------------------

23.1      Consent of Moore Stephens Wurth Frazer and Torbet, LLP.

31.1 Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

31.2 Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. RACP Pharmacentical Holdings Limited, ("RACP"), a former subsidiary of CBH commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo ("Mr. Li"), the previous owner and controlling shareholder of Enshi, and his related parties ("Defendants") for breach of representations and warranties and fraud ("LXB Litigation"). The Hong Kong courts froze approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order.

In July 2007, Enshi was foreclosed on by RimAsia and ceased to be part of the Company. RimAsia assumed the litigation activities against Mr. Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi ("LXB") and on October 17, 2008_reached a settlement with LXB pursuant to which Enshi was returned to LXB against a payment of certain sum of funds of which the residual sum post litigation costs were to be eventually transferred to the Company. The expected residual is not expected to be meaningful to the Company.

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

Warrants

Following is a summary of the status of warrants outstanding at December 31, 2008:

    Outstanding Warrants           Exercisable Warrants
 ------------------------   ------------------------------------
 Exercise        Number       Average     Average       Number     Intrinsic
   Price                     Remaining    Exercise                   Value
                            Contractual    Price
                                Life
 --------      ----------   -----------  ---------   -----------  ---------
   1.26        12,000,000       3.4       $ 1.26      12,000,000      --
   2.00            84,607       0.2       $ 2.00          84,607      --
   1.25         1,000,000       1.1       $ 1.25       1,000,000      --
   1.26         7,165,535       1.2       $ 1.26       7,165,535      --
               ----------                            -----------  ---------
               20,250,142                             20,250,142      --
               ==========                            ===========

Following is a summary of the Warrant activity:


         Outstanding as of January 01, 2007                   10,400,396
           Granted                                            12,000,000
           Forfeited                                             510,421
           Exercised                                                  --
                                                              ----------
         Outstanding as of December 31, 2007                  21,889,975
           Granted                                                    --
           Forfeited                                           1,639,833
           Exercised                                                  --
                                                              ----------
         Outstanding as of December 31, 2008                  20,250,142
                                                              ==========

Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

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