Form 10-Q
period 2009-03-31
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2009-05-15
CIK 352868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       OR

    [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                          Commission File No. 814-00063

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

           Delaware                                     13-2949462
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          No. 859, Pan Xu Road, Suzhou,
                         Jiangsu Province, China 215000
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                               (86) 512 6855 0568
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [ ]               Accelerated filer [ ]
    Non-accelerated filer [ ]                 Smaller Reporting Company [X]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 36,590,312 shares of Common Stock, par value $0.01 per share, as of May 11, 2009.

                                TABLE OF CONTENTS

  ITEM NO.  DESCRIPTION                                                 PAGE NO.

  PART I -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS.                                             1

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                          24

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK.                                                         31

  ITEM 4T.  CONTROLS AND PROCEDURES.                                         31

  PART II - OTHER INFORMATION

  ITEM 6.   EXHIBITS.                                                        31

  SIGNATURES                                                                 32

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

ITEM 1. FINANCIAL STATEMENTS  INSERT FINANCIALS HERE

                                                                               March 31,      December 31,
                                                                                 2009            2008
                                                                            --------------   -------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                     $    2,226,777   $     581,727
   Short term investment                                                            42,360       4,432,657
   Restricted cash                                                               1,433,950       1,373,228
   Accounts receivable, net of allowance for doubtful accounts of                2,916,364       3,371,225
     $1,280,099 and $1,200,983 at March 31, 2009 and December 31, 2008,
     respectively
   Other receivables and prepayments, net of allowance for doubtful                195,230         505,987
     accounts of $299,965 and $300,068 at March 31, 2009 and December 31,
     2008, respectively
   Other receivables - related parties                                             349,921         349,960
   Advances to suppliers                                                           290,561          45,877
   Inventories, net of $26,214 and $26,250 allowance at March 31, 2009and       12,614,701       9,033,655
     December 31, 2008, respectively.
   Loan receivable                                                               1,860,550               -
                                                                            --------------   -------------
     Total current assets                                                       21,930,414      19,694,316
                                                                            --------------   -------------

PLANT AND EQUIPMENT, NET                                                        12,616,528      11,655,180
                                                                            --------------   -------------

OTHER ASSETS:
   Intangible asset, net                                                         7,539,511       7,587,057
   Long term prepayments                                                           127,455          80,541
   Advance on patent and right purchase                                          1,319,759       1,321,561
   Other assets                                                                     37,345          40,678
                                                                            --------------   -------------
     Total other assets                                                          9,024,070       9,029,837

                                                                            --------------   -------------
       Total assets                                                         $   43,571,012   $  40,379,333
                                                                            ==============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                            $    4,189,900   $   4,563,837
   Accounts payable and accrued                                                  7,924,647       4,988,219
     liabilities
   Other payables                                                                  855,399       1,129,031
   Other payables - related parties                                                716,554         666,694
   Customer deposits                                                             1,519,475       1,288,179
   Taxes payable                                                                 1,823,943       2,215,667
   Dividend payables                                                             1,110,346       1,110,346
   Short-term loans                                                              1,435,700       2,611,260
                                                                            --------------   -------------
     Total current liabilities                                                  19,575,964      18,573,233

LONG TERM LIABILITIES:
   Warrants liabilities                                                          1,171,769               -
                                                                            --------------   -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - Series B, $0.01 par value, 6,185,607 shares
   issued and outstanding at March 31, 2009 and December 31, 2008.              12,508,534      12,508,534
                                                                            --------------   -------------

EQUITY

   Preferred stock - $0.01 par value, 10,000,000 shares authorized;
     Series A, 50,000 shares issued and outstanding at March 31, 2009 and
       December 31, 2008;                                                              500             500
     Series B, 6,185,607 shares issued and outstanding at March 31, 2009 and December 31, 2008, classified above outside permanent
       shareholders' equity.
   Common stock, $0.01 par value, 200,000,000 shares authorized;
       36,590,312 shares issued and outstanding at March 31, 2009 and
       December 31, 2008, respectively.                                            365,903         365,903
   Paid-in capital                                                               3,741,916      13,222,851
   Capital receivable                                                             (252,471)       (252,471)
   Statutory reserves                                                            1,508,798       1,508,798
   Accumulated deficit                                                          (7,396,816)    (16,797,813)
   Accumulated comprehensive income                                                889,837         904,970
                                                                            --------------   -------------
     Total shareholders' deficit                                                (1,142,333)     (1,047,262)

Non-controlling interest                                                        11,457,078      10,344,828
                                                                            --------------   -------------
       Total equity                                                             10,314,745       9,297,566
                                                                            --------------   -------------

   Total liabilities and shareholders' equity                               $   43,571,012   $  40,379,333
                                                                            ==============   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                  (UNAUDITED)

                                                                            For the three month ended March 31,
                                                                                   2009               2008
                                                                            -----------------   ---------------
REVENUE                                                                     $      12,648,007   $    10,973,241

COST OF REVENUE                                                                     8,601,218         7,711,162
                                                                            -----------------   ---------------

GROSS PROFIT                                                                        4,046,789         3,262,079
                                                                            -----------------   ---------------
OPERATING EXPENSES:
   Research and development                                                            13,933            17,947
   Selling, general and administrative                                              1,413,537         1,074,797
                                                                            -----------------   ---------------
     Total operating expenses                                                       1,427,470         1,092,744
                                                                            -----------------   ---------------

INCOME FROM OPERATIONS                                                              2,619,319         2,169,335
                                                                            -----------------   ---------------
OTHER INCOME (EXPENSE):
   Interest income (expense), net                                                       2,290           (44,727)
   Gain on trading securities                                                          10,646                 -
   Changes in fair value of warrants                                                 (116,316)                -
   Other expenses, net                                                                (64,793)                -
                                                                            -----------------   ---------------
     Total other income (expense), net                                               (168,173)          (44,727)
                                                                            -----------------   ---------------

INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST                             2,451,146         2,124,608

PROVISION FOR INCOME TAXES                                                            349,060           299,409
                                                                            -----------------   ---------------

NET INCOME BEFORE NON-CONTROLLING INTEREST                                          2,102,086         1,825,199
   Less - Net income attributable to the noncontrolling interest                    1,126,571         1,021,266
                                                                            -----------------   ---------------
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST                                       975,515           803,933

   Dividends and accretion on redeemable preferred stock                                    -           311,857
                                                                            -----------------   ---------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           975,515           492,076

OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment                                            (15,134)          347,173
   Comprehensive income (loss) attributable to the noncontrolling interest            (14,321)          334,964
                                                                            -----------------   ---------------
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST                   $         946,060   $     1,174,213
                                                                            =================   ===============

EARNINGS PER SHARE:
     Basic                                                                  $            0.03   $          0.01
                                                                            =================   ===============
     Diluted                                                                $            0.02   $          0.01
                                                                            =================   ===============
WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING:
     Basic                                                                         36,590,312        36,490,312
                                                                            =================   ===============
     Diluted                                                                       49,011,526        48,911,526
                                                                            =================   ===============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                CHINA BIOPHARMACEUTICALS HOLDINGS, INC. Shareholders
                               -----------------------------------------------------------------------------------
                               Preferred stock (series A)         Common Stock
                               --------------------------   ------------------------     Paid-in        Capital
                               Shares      Par value          Shares      Par Value      Capital      Receivable
                               ------   -----------------   ----------   -----------   ------------   -----------
BALANCE, December 31, 2007     50,000   $             500   36,490,312   $   364,903   $ 13,178,101   $  (252,471)

   Common shares issued for
     service                                                   100,000         1,000         26,000
   Stock based compensation                                                                  18,750
   Dividends and accretion
     on redeemable preferred
     stock
   Net income
   Statutory reserves
   Foreign currency
     translation adjustments
                               ------   -----------------   ----------   -----------   ------------   -----------
BALANCE, December 31, 2008     50,000   $             500   36,590,312   $   365,903   $ 13,222,851   $  (252,471)
   Cumulative effect of
     reclassification of
     warrants                                                                            (9,480,935)
                               ------   -----------------   ----------   -----------   ------------   -----------
BALANCE, January 1, 2009, as
   adjusted                    50,000                 500   36,590,312       365,903      3,741,916      (252,471)

   Net income
   Foreign currency
     translation adjustments

                               ------   -----------------   ----------   -----------   ------------   -----------
BALANCE, March 31, 2009
   (Unaudited)                 50,000   $             500   36,590,312   $   365,903   $  3,741,916   $  (252,471)
                               ======   =================   ==========   ===========   ============   ===========
                                 CHINA BIOPHARMACEUTICALS
                                HOLDINGS, INC. Shareholders
                               ------------------------------    Accumulated
                                Statutory      Accumulated      Comprehensive   Non-controlling
                                Reserves     Income (Deficit)   Income (Loss)       Interest         Totals
                               -----------   ----------------   -------------   ---------------   ------------
BALANCE, December 31, 2007     $   976,439   $    (18,059,232)  $     389,084   $     5,942,144   $  2,539,468

   Common shares issued for
     service                                                                                            27,000

   Stock based compensation                                                                             18,750
   Dividends and accretion
     on redeemable preferred
     stock                                         (1,033,239)                                      (1,033,239)
   Net income                                       2,827,017                         3,922,048      6,749,065
   Statutory reserves              532,359           (532,359)                                               -
   Foreign currency
     translation adjustments                                          515,887           480,636        996,523
                               -----------   ----------------   -------------   ---------------   ------------
BALANCE, December 31, 2008     $ 1,508,798   $    (16,797,813)  $     904,971        10,344,828   $  9,297,566
   Cumulative effect of
     reclassification of
     warrants                                       8,425,482                                       (1,055,453)
                               -----------   ----------------   -------------   ---------------   ------------
BALANCE, January 1, 2009, as
   adjusted                      1,508,798         (8,372,331)        904,971        10,344,828      8,242,114

   Net income                                         975,515                         1,126,571      2,102,086
   Foreign currency
     translation adjustments                                          (15,134)          (14,321)       (29,454)

                               -----------   ----------------   -------------   ---------------   ------------
BALANCE, March 31, 2009
   (Unaudited)                 $ 1,508,798   $     (7,396,816)  $     889,837   $    11,457,078   $ 10,314,745
                               ===========   ================   =============   ===============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                            MARCH 31, 2009 AND 2008
                                  (UNAUDITED)

                                                                 For the three month ended March 31,
                                                                 -----------------------------------
                                                                       2009               2008
                                                                 ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income attributable to controlling interest               $       975,515   $         803,933
   Net income attributable to non-controlling interest                 1,126,571           1,021,266
                                                                 ---------------   -----------------
       Net income                                                      2,102,086           1,825,199
   Adjustments to reconcile net income from operations to cash provided by operating activities:
     Amortization of shares issued for service                                 -               9,375
     Depreciation                                                        131,326             143,805
     Amortization                                                         43,417              61,597
     Bad debt expense                                                     80,759                   -
     Change in fair value of warrants                                    116,316                   -
   Change in operating assets and liabilities:
     Notes receivable                                                          -             (69,885)
     Accounts receivable                                                 369,536            (648,188)
     Accounts receivable - related parties                                     -                 110
     Other receivable and prepayments                                    310,092             509,400
     Advance to suppliers                                               (164,327)            395,790
     Advance to suppliers - related parties                                    -            (232,107)
     Inventories                                                      (3,593,607)           (241,671)
     Other assets                                                          3,334              38,908
     Accounts payable                                                  2,811,329              54,273
     Accounts payable - related parties                                        -             (77,037)
     Other payable and other current liabilities                        (123,250)           (647,743)
     Customer deposits                                                   233,068             968,007
     Taxes payable                                                      (388,729)            188,855
                                                                 ---------------   -----------------
       Net cash provided by operating activities                       1,931,350           2,278,688
                                                                 ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                          (3,162)                  -
   Purchase of equipment                                                (104,823)            (43,066)
   Purchase of construction-in-progress                               (1,003,714)         (2,000,563)
   Increase in other receivables - related parties                             -            (316,866)
   Decrease in short term Investment                                   4,384,553             419,310
   Repayment of loan to related party                                          -             134,958
   Loan to third party                                                (1,860,677)                  -
                                                                 ---------------   -----------------
       Net cash provided by (used in) investing activities             1,412,177          (1,806,227)
                                                                 ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in restricted cash                                           (62,599)           (210,704)
   Principal payment on bank loans                                    (1,172,080)           (279,540)
   Proceed from related parties, long-term                                50,543             202,275
   (Increase) decrease on notes payable                                 (367,740)            702,344
   Payments on long-term prepayments                                    (127,464)                  -
   Repayments on long term liabilities                                   (17,581)                  -
                                                                 ---------------   -----------------
       Net cash (used in) provided by financing activities            (1,696,921)            414,375
                                                                 ---------------   -----------------

EFFECT OF EXCHANGE RATE ON CASH                                           (1,556)            208,026
                                                                 ---------------   -----------------
INCREASE IN CASH                                                       1,645,050           1,094,862

CASH, beginning of period                                                581,727             669,699
                                                                 ---------------   -----------------
CASH, ending of period                                           $     2,226,777   $       1,764,561
                                                                 ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $        36,421   $               -
                                                                 ===============   =================
   Income taxes paid                                             $       293,220   $               -
                                                                 ===============   =================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 1- ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. ("CBH", "We" and "the Company"), a Delaware corporation, was originally organized as a Corporation under the laws of the state of New York on August 6, 1976. Since August 2004, the Company acquired various subsidiaries located in mainland China ("PRC"). The principal activities of the Company, through its subsidiaries, are research, manufacture, and the sale of drug raw materials and intermediates as well as prescription and non-prescription drugs and traditional Chinese medicines. The Company is also engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

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

Entity            Percentage of Ownership                               Location
--------------------------------------------------------------------------------
 CBH                       Parent Company               United States of America
 CBC                    100% owned by CBH                  British Virgin Inland
 Erye                    51% owned by CBH                                  P.R.C
Keyuan                   90% owned by CBC                                  P.R.C

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

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

LAND USE RIGHTS

According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. The Company reviews the carrying value of land use rights at least annually, more often if necessary, to determine whether their carrying value has become impaired. Impairment charges are recorded when the carrying value of the asset exceeds future benefits to be derived from the asset.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET

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

Long-term assets of the Company are reviewed at least annually, more often if necessary, to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of March 31, 2009, management concluded long term assets are not impaired.

CASH AND CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

SHORT TERM INVESTMENT

In 2007, the Company opened an account with an investment broker to invest in short term investments in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported as other comprehensive income. Total amount in this account was $42,360 as of March 31, 2009 and $4,432,657 as of December 31, 2008. For the three month ended March 31, 2009 and 2008, the Company recorded $10,646 and $0 as realized gain on short-term investment.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management's judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. The ultimate collection of the Company's accounts receivables may take over one year and accounts receivables outstanding more than one year is considered to be written-off.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
INVENTORIES

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

RESEARCH AND DEVELOPMENT COSTS

Research and development ("R&D") expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company was recorded based on R&D costs.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three month periods ended March 31, 2009 and 2008 amounted $50,294 and $17,616.

SHIPPING AND HANDLING COSTS

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs were $119,754 and $104,547 for the three month periods ended March 31, 2009 and 2008, respectively.

CONCENTRATION OF RISKS

Cash includes cash on hand and demand deposits in accounts maintained with banks within the People's Republic of China, Hong Kong and the Untied States. Total cash in these banks at March 31, 2009 and December 31, 2008 amounted to $2,204,042 and $580,492 of which $31,573 and $0 deposits are covered by FDIC insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells pharmaceutical products to pharmacies and hospitals. Five major customers accounted for approximately 16.8% and 36.0% of the net revenue for the three month periods ended March 31, 2009 and 2008, respectively. No sales revenue from single customer was above 10% of total sales revenue for the three month ended March 31, 2009 and 2008. As of March 31, 2009 and 2008, the total receivable balances due from these customers were $1,548,783 and $1,213,581, respectively, representing 47.1% and 21.0% of total accounts receivables.

For the three month periods ended March 31, 2009, five major suppliers provided approximately 44.6% of the Company's purchases of raw materials with each supplier individually accounting for 20.9% 13.3%, and 10.4%, respectively. For the three months ended March 31, 2008, two major suppliers provided approximately 30% of the Company's purchases of raw materials with each supplier individually accounting for 20% and 10%, respectively.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. SFAS 157, Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2009, the carrying value of the warrant liabilities in the amount of $1,171,769. The input to the valuation of the underlying warrants is adjusted on each financial statement date based on the Company's quoted prices on the active stock market.

Balance of short term investment represented the quoted price of the securities in active markets.

                                              Fair Value Measurements Using Fair Value
                           Carrying Value                    Hierarchy
                                                    Level 1      Level 2       Level 3
Short term investment    $          42,360    $      42,360            -             -

Warrants payables                1,171,769                -    1,171,769             -
                         -----------------    ----------------------------------------
Total                    $       1,214,129    $           -    1,214,129             -
                         =================    ========================================

WARRANTS LIABILITIES

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock," which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 19,831,684 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company's functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their corresponding issuance dates. On January 1, 2009, we reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $8,425,482 to beginning retained earnings and $1,055,453 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $1,171,769 as of March 31, 2009. As such, we recognized a $116,316 loss from the change in fair value of these warrants for the three months ended March 31, 2009.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

                                    March 31, 2009                       December 31, 2008
                              #A          #B           #C           #A           #B            #C
Number of warrants        1,000,000    6,831,684   12,000,000    1,000,000    6,831,684    12,000,000

Annual dividend yield             -            -            -            -            -             -
Expected life (years)           0.8          0.9          3.1          1.1          1.2           3.4
Risk-free interest rate         0.5%         0.5%         1.4%         0.4%         0.4%          1.1%
Expected volatility           120.0%       124.5%       200.5%       137.5%       147.0%        200.7%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.

REVENUE RECOGNITION

The Company has various categories of revenue resources: sales of new drug formulas, R&D services and revenue from sales of medical product.

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

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The Company reserved 20%, 50% and 100% for AR balances with aging more than six-month, nine-month and more than one year, respectively, based on the nature of the business and AR collection history

For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contracts. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Milestones are substantive and not derived solely from arriving at a specific date. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment. To determine when milestones are achieved, typically, the milestone goals require one or more of the following: (1) a certificate from a licensed authoritative agency, (2) approval/acknowledgement by a governmental agency, such as agency like Food and Drug Administration of the United States,
(3) an authoritative professional appraisal report, or (4) an independent technological feasibility report, testing analysis and other form of valuation on the result and value of products and service. After receipt of the certificate, and/or approval and/or report, continued service is not required thus the respective milestone goals are achieved. Therefore, the milestone payment is no longer refundable and revenue is recognized.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
Revenue was made up of the following product categories.

                                               For the three month periods
                                                     ended March 31,
                                          ------------------- ------------------
                                                2009                2008
                                          ------------------   -----------------
                                                        (Unaudited)
                                          --------------------------------------
Revenue:

  Intermediary pharmaceuticals products   $        2,510,908   $       3,966,283
  Prescription drugs                              10,137,099           7,006,958
                                          ------------------   -----------------
Total revenue                             $       12,648,007   $      10,973,241
                                          ==================   =================

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

FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), adopted January 1, 2007, indicates a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

COMPREHENSIVE INCOME

SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the US dollar. The Company's operating subsidiaries' financial records are maintained in its local currency, Renminbi
(RMB); therefore, the Company's functional currency is the RMB.. Results of operations are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period, and equity are stated at their historical rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $889,837 and $904,970, as of March 31, 2009 and December 31, 2008, respectively. Assets and liabilities at March 31, 2009 and December 31, 2008 were translated at 6.83 and
6.82 RMB to $1.00. The average translation rates applied to income statement accounts, statement of cash flows for the three month period ended March 31, 2009 and the year ended of 2008 were 6.83 and 6.94 RMB to $1.00. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
The Company adjusted 385,807 from accumulated other comprehensive income to non-controlling interest which was presented as component of equity section as of December 31, 2007 as a result of application of FAS 160 since January 1, 2009.

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

SHARES SUBJECT TO MANDATORY REDEMPTION

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company's Consolidated Financial Statements and be reported at settlement date value. EITF Topic D-98, "Classification and Measurement of Redeemable Securities," requires contingently redeemable securities to be classified outside of permanent equity until the contingency occurs, and then the instrument will need to be analyzed for proper classification as a liability or permanent equity.

The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered under SFAS 150, because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to EITF Topic D-98, the redeemable stock is classified outside of shareholders' equity, because pursuant to the terms of the preferred stock, if the redeemable stock is not converted by the fourth anniversary, then mandatory redemption is triggered, and pursuant to SFAS 150, the shares will be reclassified to liabilities.

NON-CONTROLLING INTEREST

Effective January 1, 2009, the Company adopted SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." ("FAS 160") Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption on SFAS 160, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

As a result of adoption of SFAS 160, the Company reclassified non-controlling interests in the amounts of $11,457,078 and $10,344,828 from the mezzanine section to equity in the March 31, 2009 and December 31, 2008 balance sheets, respectively.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133". SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and has no impact of the Company's financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 has no impact on the company's financial statements.

In June 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5". The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. The new accounting pronouncement has no impact of the Company's financial statement.

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP FAS 157-4
amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period's presentation. Those reclassifications had no material effect on operations or cash flows.

We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of SFAS 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB 51". The reclassifications had no impact on previously reported net income.

NOTE 3 - RESTRICTED CASH

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

                                             March 31, 2009
          Name of Bank                         (Unaudited)     December 31, 2008
----------------------------------           --------------    -----------------
Hua Xia Bank, Suzhou                         $        2,618    $           3,863
China CITIC Bank                                  1,431,332            1,369,365
----------------------------------           --------------    -----------------
                            Total            $    1,433,950    $       1,373,228
                                             ==============    =================

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 4 - ACCOUNTS RECEIVABLE, NET

The reserve for bad debts was $1,280,099 and $1,200,983 at March 31, 2009 and December 31, 2008.

Accounts receivable consisted of the following:

                                             March 31, 2009
                                               (Unaudited)    December 31, 2008
                                             --------------   -----------------
Accounts receivable                          $    4,196,463   $       4,572,208
Allowance for doubtful accounts                  (1,280,099)         (1,200,983)
                                             --------------   -----------------
           Accounts receivable, net          $    2,916,364   $       3,371,225
                                             ==============   =================

As of March 31, 2009 and December 31, 2008, management concluded its allowance for bad debts were sufficient.

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts, December 31, 2007             $      1,260,760
  Addition
  Recovery                                                             (140,058)
  Translation adjustment                                                 80,281
                                                               ----------------
Allowance for doubtful accounts, December 31, 2008             $      1,200,983
  Addition                                                              126,538
  Written-off                                                            (1,189)
  Recovery                                                                    -
  Translation adjustment                                                (46,233)
                                                               ----------------
Allowance for doubtful accounts, March 31, 2009                $      1,280,099
                                                               ================

NOTE 5 - INVENTORIES, NET

Inventories consisted of the following:

                                             March 31, 2009
                                               (Unaudited)    December 31, 2008
                                             --------------   -----------------
Raw materials                                $    3,752,521   $       2,043,597
Refinery materials                                2,793,240           2,231,623
Packaging supplies                                  327,254             274,282
Finished goods                                    5,141,182           3,859,646
Work in process                                     614,954             637,021
Sundry supplies                                      11,764              13,736
                                             --------------   -----------------
  Total inventory                                12,640,915           9,059,905
Minus: Inventory allowance                          (26,214)            (26,250)
                                             --------------   -----------------
   Total inventories, net                    $   12,614,701   $       9,033,655
                                             ==============   =================

As of March 31, 2009 and December 31, 2008, the Company reserved $26,214 and $26,250 as inventory allowance, respectively.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 6 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

                                             March 31, 2009
                                               (Unaudited)    December 31, 2008
                                             --------------   -----------------
Plant                                        $    2,479,526   $       2,446,124
Office equipment                                     28,391              28,420
Machinery                                         7,444,889           7,386,881
Vehicles                                            258,112             258,300
Construction in progress                          8,373,389           7,379,805
                                             --------------   -----------------
  Total plant and equipment                      18,584,307          17,499,530
  Less: accumulated depreciation                 (5,967,779)         (5,844,350)
                                             --------------   -----------------
        Plant and equipment, net             $   12,616,528   $      11,655,180
                                             ==============   =================

Depreciation expense for the three month periods ended March 31, 2009 and 2008 amounted to $131,326 and $143,805, respectively. For the three month periods ended March 31, 2009 and 2008, the Company capitalized interest as part of construction-in-progress amounting of $36,423 and $1,799 with 6.1% and 7.1% effective weighted average interest rate, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             March 31, 2009
                                               (Unaudited)    December 31, 2008
                                             --------------   -----------------
Land use rights:                             $    8,053,960   $       8,058,504
Less: accumulated amortization                     (683,845)           (641,074)
                                             --------------   -----------------
     Land use rights, net                         7,370,115           7,417,430
                                             --------------   -----------------

Patent - Approved drugs                             190,450             190,710
Less: accumulated amortization                      (21,054)            (21,083)
                                             --------------   -----------------
   Patent, net                                      169,396             169,627
                                             --------------   -----------------
      Total intangible assets, net           $    7,539,511   $       7,587,057
                                             ==============   =================

Land use rights are pledged as collateral for bank loans and notes payable as of March 31, 2009. Amortization expenses for the three month periods ended March 31, 2009 and 2008 amounted $43,417 and $61,597, respectively.

One of the Company's patent of approved drug was fully amortized during 2008, $151,790 of costs and accumulated amortization were deducted from intangible asset account.

The following table consists of the expected amortization expense for the next five years:

                   Years ended March 31,          Amount
                                            -----------------
                                   2010     $         173,668
                                   2011               173,668
                                   2012               173,668
                                   2013               173,668
                                   2014               173,668
                             Thereafter             6,671,171
                                            -----------------
                                  Total     $       7,539,511
                                            =================

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 8 - RELATED PARTIES TRANSACTIONS

OTHER RECEIVABLES - RELATED PARTIES

Other receivable contained the following related party balances where Enshi was the discontinued subsidiary since July 2007. Chris Peng Mao is the CEO of the Company. Lufan An & Xiaohao Liu are both shareholders of the Company.

                                                                                       Manner of
                 March 31, 2009     December 31, 2008        Due From        Term      Settlement
                ----------------    -----------------    --------------   ----------- ----------
                   (Unaudited)
CBH             $         46,058    $          46,058    Chris Peng Mao   Short Term     Cash
Keyuan                    38,421               38,460       Lufan An      Short term     Cash
CBH                      265,442              265,442         Enshi       Short Term     Cash
------------    ----------------    -----------------
    Total       $        349,921    $         349,960
                ================    =================

OTHER PAYABLES - RELATED PARTIES

                                                                                       Manner of
               March 31, 2009   December 31, 2008          Due To            Term      Settlement
              ----------------  -----------------  ----------------------  ----------  ----------
                (Unaudited)
              ----------------
Erye          $        542,456  $         499,186            Erye Trading  Short Term    Cash
CBH                    173,428            166,838            Erye Trading  Short Term    Cash
Keyuan                     670                670  Lufan An & Xiaohao Liu  Short Term    Cash
------------  ----------------  -----------------
    Total     $        716,554  $         666,694
              ================  =================

Erye Trading was a company owned by minority shareholders of Suzhou Erye Pharmaceutical Limited Company. The 38 minority shareholders of Erye transferred their shares of Erye to Erye Trading in 2008 and the transactions was consummated on June 24, 2008. Erye Trading is the 49% shareholder of Erye as of December 31, 2008.

NOTE 9 - SHORT TERM LOANS

The Company has a total of $1,435,700 and $2,611,260 in short term loans from different banks in China at March 31, 2009 and December 31, 2008, respectively. These loans mature in one year or less. The average interest rates were approximately 6.1% and 7.1% for the three month period ended March 31, 2009 and the year ended December 31, 2008, respectively. Bank loans were collateralized by certain buildings owned by Erye with historical value of $127,749 as of March 31, 2009.

Interest expense of the short term bank loans for the three month periods ended March 31, 2009 and 2008 amounted to $36,423 and $36,295 respectively, in which $36,423 and $1,799 were capitalized for construction in progress, respectively.

NOTE 10 - NOTES PAYABLE

The Company's subsidiary Erye has $4,189,900 and $4,563,837 notes payable as of March 31, 2009 and December 31, 2008, respectively. Notes are payables to the banks who issue bank notes to Erye's suppliers. Notes payable are interest free and usually mature after a six-month period.

In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies or etc. As of March 31, 2009 and December 31, 2008, $1,433,950 and $1,373,228 of restricted cash was put up for collateral for the balance of notes payable, respectively, which was approximately 30% of the notes payable (See notes 3) the Company issued, and the remaining of the notes payable is collateralized by a pledge the land use right the Company owned amounted to $1,843,137 and $1,880,477, respectively.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 11 - REDEEMABLE PREFERRED STOCK

On November 16, 2007, the Company entered a conditional loan conversion agreement (the "Agreement") with RimAsia, under which the principal amount of the $11.5 million loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company at an effective conversion price at $2.0222 per share. Each series B share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into common stock previously issued to and currently held by RimAsia in connection with the extension of the loan financing ("Existing Warrants") was lowered to $1.26 per share and the term extended to 4.5 years from the closing date. This Agreement was conditional subsequent to the completion of at least one of sizeable acquisition by the end of June 2008. RimAsia extended the wavier to not to convert the Series B preferred stock to debt to earlier of (a) October 31, 2009 or (b) abandonment of the merger with NeoStem which is disclosed in Note 18.

Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Pursuant to EITF Topic D-98, the redeemable stock is classified outside of permanent equity.

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

On March 31, 2009, RimAsia waived the dividend of 5% of the original Series B issue price and 4% suspendible premium for the period from September 15, 2008 through the earlier of (a) October 31, 2009 and (b) abandonment of the Merger Agreement. However, RimAsia reserves the right to reinstate all the waived dividends and premiums if the Merger announced on November 2008 is not consummated by October 31, 2009.

The series B redeemable stock was recorded at fair value on the date of issuance. As of March 31, 2009 and December 31, 2008, balance stock amounted to $12,508,534. Dividend payables amounted to $1,110,346 as of March 31, 2009 and December 31, 2008. As of March 31, 2009, pursuant to the optional redemption clause, the holders of the series B are be entitled to receive an annual dividend of 5% amounted to $651,129; and, the four-percent suspendible premium was accrued in the amount of $459,217, which were included in dividend payable. For the three month periods ended March 31, 2009 and 2008, the Company recorded $0 and $311,857 dividends and accretion on the redeemable preferred stock, respectively.

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

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 12 - STATUTORY RESERVES

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

The Company had fully contributed its required surplus reserve as of December 31, 2008. As of March 31, 2009, the Company has statutory surplus reserve and common welfare reserve amounted to $1,448,100 and $60,698, respectively.

NOTE 13 - INCOME TAXES

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

The Company's subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Erye was granted income tax exemption for two years commencing from January 1, 2006, and is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010. Keyuan's total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted $349,060 and $299,409 for the three month periods ended March 31, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                     For the three month periods ended March 31,
                                             2009                  2008
                                     --------------------   -------------------
U.S. Statutory rate                                  34.0%                 34.0%
Foreign income not recognized in USA                (34.0)                (34.0)
China income taxes rate                              25.0                  25.0
China income tax exemption                          (12.5)                (12.5)
Other items (1)                                       1.7                   1.6
                                     --------------------   -------------------
Total provision for income taxes                     14.2%                 14.1%
                                     ====================   ===================

(1) The 1.7% represents the $208,108 expenses incurred by CBH and Keyuan that are not deductible in PRC for the three months ended March 31, 2009. The 1.6% represents $270,664 expenses incurred by CBH and Keyuan that are not counted as part of taxable income and expenses in PRC for the three months ended March 31, 2008.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
The estimated tax savings due to the reduced tax rate for the years ended March 31, 2009 and 2008 are $349,060 and $299,409, respectively. The net effect on income per basic outstanding share if the income tax had been applied would decrease income per share by $0.01 and $0.01 for the years ended March 31, 2009 and 2008, respectively.

The Company was incorporated in the United States and incurred a net operating loss for income tax purposes for 2008 and 2007. The net operating loss carry forwards for United States income tax purposes amounted to $5,290,658 and $5,239,906 as of March 31, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted

The valuation allowance for the three month periods ended March 31, 2009 and 2008 were as follow:

                                                                   Amount
                                                          ---------------------
Balance of December 31, 2008                              $           1,781,568
Increase                                                                 17,256
                                                          ---------------------
Balance of March 31, 2009 (unaudited)                      $           1,798,824
                                                          =====================

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

VAT on sales and VAT on purchases amounted to $2,295,172 and $2,038,302 for the three month period ended March 31, 2009, and $1,863,365 and $1,574,092 for the same period in 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

TAX PAYABLE

Taxes payable was comprised as follows:

                                             March 31, 2009
                                              (Unaudited)      December 31, 2008
                                             --------------    -----------------
Income tax payable                           $   1,606,626     $       1,551,754
VAT payable                                        216,419               657,978
Other taxes payable                                    898                 5,935
                                             --------------    -----------------
Total                                        $   1,823,943     $       2,215,667
                                             ==============    =================

NOTE 14 - EARNINGS PER SHARE

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
The Company determined that all the warrants were anti-dilutive because the exercise prices were higher than average market price in the period presented as of March 31, 2009 and 2008. The redeemable convertible preferred stock is mandatorily redeemable for cash at the fourth anniversary if not yet converted. As of March 31, 2009 and 2008, none of the preferred stock had been converted. Dividends and accretion on the preferred stock were subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. Dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period. The convertible preferred stock - series A of 50,000 and redeemable convertible preferred stock - series B of 6,185,607 were dilutive for the three month period ended March 31, 2009, which were anti-dilutive for the three month ended March 31, 2008 based on the calculation used method above.

The number of shares used in computing basic earnings per share for the three month periods ended March 31, 2009 and 2008 were 36,590,312 and 36,490,312, respectively. Basic earnings per share for the three month periods ended March 31, 2009 and 2008 were $0.03 and $0.01, respectively.

The number of shares used in computing diluted earnings per share for the three month periods ended March 31, 2009 and 2008 were 49,011,526 and 48,911,526, respectively. Diluted earnings per share for the three month periods ended March 31, 2009 and 2008 were $0.02 and $0.01, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space from third parties. Accordingly, for the three month periods ended March 31, 2009 and 2008, the Company recognized rent expenses of $6,592 and $33,443, respectively.

As of March 31, 2009, the Company has no outstanding commitments in respect to non-cancelable operating leases.

RESEARCH AND DEVELOPMENT CONTRACT

On November 5, 2007, the Company entered into a new drug development contract with a third party ("the Developer"). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to approximately $1,600,000 (RMB12,000,000) to the Developer. Of the total $1,600,000, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. As of March 31, 2009, the new drug has been in the trial stage. The Company expected the developing contract to delay one more year to complete.

The Company had advanced $1,319,759 (RMB9,008,596) and $1,321,561 (RMB9,008,596)
for the aforesaid contract as of March 31, 2009 and December 31, 2008, respectively.

PURCHASE COMMITMENT

The Company entered a Long-term purchase contract with one of its major suppliers ("Supplier A") for the period of May 1, 2006 to April 30, 2009 and later extended to November 30, 2009. Pursuant to the contract, Erye committed to purchase certain quantity for some raw materials from Supplier A in a fixed price with VAT invoice and pay the purchase price with bank notes or bank remittance within 30 days after raw materials are delivered. Should supplier A could not provide the raw materials on time for which the contract was default by Supplier A, Supplier A should pay penalty to the Company amounted to $146,500 (RMB1,000,000) and other related loss. The fixed purchase price was adjusted one time on November 18, 2008 in an amendment on which the two parties agreed that no more price increase allowed during the rest period of the contract.

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
For the three month ended March 31, 2009, the Company purchased raw materials from the aforesaid supplier amounted to $965,794 to which the Company had notes payable in the amount of $219,750 as of March 31, 2009.

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

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 16 - SHAREHOLDERS' EQUITY

ISSUANCE OF SHARES FOR SERVICES

In December 2008, the Company issued 100,000 shares of common stock to a consultant for the services provided during the period from January 2007 to February 2009. Shares were valued at $27,000 based on the market price at the service contract signing dates.

WARRANTS

Following is a summary of the status of warrants outstanding at December 31, 2008:

   Outstanding Warrants        Exercisable Warrants
--------------------------------------------------------------------------------
                               Average
                              Remaining      Average
  Exercise                   Contractual     Exercise                 Intrinsic
   Price         Number         Life          Price        Number       Value
------------   -----------   -----------    ----------   ----------   ----------
        1.26    12,000,000          3.14          1.26   12,000,000            -
        1.25     1,000,000           0.8          1.25    1,000,000            -
        1.26     7,165,535           0.9          1.26    7,165,535            -
               -----------   -----------    ----------   ----------   ----------
               20, 165,535                               20,165,535            -
               ===========                               ==========

Following is a summary of the Warrant activity:

                                                                     Warrants
Outstanding as of January 01, 2008                                   21,889,975
Granted                                                                       -
Forfeited                                                             1,639,833
Exercised                                                                     -
                                                                 ---------------
Outstanding as of December 31, 2008                                  20,250,142
Granted                                                                       -
Forfeited                                                                84,607
Exercised                                                                     -
                                                                 ---------------
Outstanding as of March 31, 2009                                     20,165,535
                                                                 ===============

NOTE 17 - BUSINESS COMBINATIONS

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

--------------------------------------------------------------------------------

            CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------
At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH series A convertible preferred stock which is held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem common stock at $1.00 per share. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem common stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH's expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

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

NOTE 18 - SUBSEQUENT EVENT

On April 9 and April 29, 2009, the Company paid bank loans off in the total amount of $1,465,000. The pledged fixed assets were in the process of releasing by the banks.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as "we", "our,", "us", or "the Company". The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning the Merger agreement we signed with Neostem Inc., our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Further information on potential factors that could affect our business is described under the heading "Risks Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. If the necessary approvals for the Merger are not obtained and the Merger is not consummated, we will fail to comply with our agreement with RimAsia which may cause irreparable damage to our business and operations.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The ultimate collection of the Company's accounts receivables may take over one year and the Company reserved bad debt expense for accounts receivables outstanding more than 6 month. The reserve for bad debts increased to $1, 280,099 as of March 31, 2009 from $1,200,983 as of December 31, 2008. This increase is mainly resulted from additional allowance reserved for accounts receivable balance outstanding for over six months, and change in the exchange rate of RMB to USD. As of March 31, 2009, accounts receivable, net of allowance for doubtful accounts, amounted to $2,916,364.

The following table provides the roll forward of the allowance of doubtful accounts:

      Allowance for doubtful accounts

      As of December 31, 2008                                  $ 1,200,983
      Current period bad debt allowance                            126,538
      Written-off                                                   (1,189)
      Foreign currency translation adjustment                      (46,233)
                                                               -----------
      As of March 31, 2009 (unaudited)                         $ 1,280,099
                                                               ===========

The following list the aging of our accounts receivable excluding bad debt allowance, as of March 31, 2009:

                 3 months         6 months       9 months    Over 9 months    Over 1 year
  Total       Amount       %    Amount    %    Amount    %   Amount     %    Amount     %
----------   ----------------   ------------   -----------   -------------   --------------
$4,196,463   3,187,942   76.0   17,692   0.4     --     --     --      --    990,829   23.6

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

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements..

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. SFAS 157, Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 19,831,684 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company's functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

NONCONTROLLING INTERESTS

Effective January 1, 2009, the Company adopted SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and has no impact of the Company's financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 has no impact on the company's financial statements.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 ("EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 has no impact of the Company's financial statement..

On October 10, 2008, the FASB issued FASB Staff Position ("FSP").157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company's financial position or results for the quarter ended March 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP FAS 157-4
amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUE

Revenue for the three months ended March 31, 2009 was $12,648,007 while the revenue for the three months ended March 31, 2008 was $10,973,241, representing an approximately 15.3% increase. The increase is mainly attributed by the increase of prescription drugs, which has increased 44.7% compared with the same period of 2008. The Company has improved its sales structure, and expanded the market of products with profits with higher gross profit and sales volume. The sales of the major products have increased 55.7% compared with the same period of 2008. Taking advantage of the governmental new policy, especially the provincial online purchase system, the Company has made significant progress in expanding the sales market. Sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China. More than 60% drug categories of the Company have been allowed to enter the New Rural Cooperative Medical Insurance System, through which the Company realized stable growth.

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 31, 2009 was $8,601,218 as compared to $7,711,162 for the three months ended March 31, 2008. Cost of goods sold as a percentage of sales revenues was approximately 68.0% for the three months ended March 31, 2008 compared to approximately 70.3% for the three months ended March 31, 2008. The increase in cost of goods sold in terms of dollar amount is accompanying with the increase of sales.

GROSS PROFIT

Gross profit in the three months ended March 31, 2009 amounted to $4,046,789, as compared to $3,262,079 for the three months ended March 31, 2008, representing approximately 24.1% increase. The gross profit margin for the three months ended March 31, 2009 was 32.0% compared to approximately 29.7% for the three months ended March 31, 2008. The increase is attributed primarily by selling products of higher gross margin instead of the ones with lower gross margin, the sales of powders for injection (Cephems) and of Penicillin still plays a dominant role. The sales volume has increased 24.8% compared with the same period of 2008, which has lower the fixed cost per product unit and the entire product cost decreased and improved the profit margin as a result.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 was $1,427,470 as compared to $1,092,744 for the three months ended March 31, 2008, representing 30.6% increase. The increase of operation expenses is accompanying with the increase of sales. Especially, selling expense increased significantly for three months ended March 31, 2009 compared with the same period of 2008, among which the travel expense increased 107.0% and meals & entertainment expense increased 55.3%, which were related to visiting customers in wider sales markets more frequently as well as advertising costs increased 185.5% due to tighter market competition. The Company also incurred bad debt expense amounted to $82,000 in the three months ended March 31, 2009.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended March 31, 2009 were $13,933 as compared to $17,947 for the three months ended March 31, 2008. This decrease was primarily attributed by R&D expense of Erye. Erye kept working on its research and development projects and one major project has reached the clinical trial stage as of March 31, 2009. As a result the research and development expenses associated with such projects decreased.

INCOME FROM OPERATIONS

Income from operations in the three months ended March 31, 2009 amounted to $2,619,319, as compared to $2,169,335 for the three months ended March 31, 2008, representing approximately 20.7% increase. The increase is mainly attributable by Erye's strong performance in sales revenue.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS

Net income available to common shareholders for the three months ended March 31, 2009 was $975,515 compared to $492,076 for the three months ended March 31, 2008, representing 98.2% increase. The net income increase is mainly attributed by sales increase and gross profit rate improved through Erye's strong performance for the three months ended March 31, 2009. The Company has improved its sales structure, reorganized their sales teams and sales direction based on the National Medical Reform Proposal, the Company also integrated its customer's resource and purchasing power, which are the main factors to achieve the significant progress in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, total current assets were $21,930,414 and total current liabilities were $19,575,964. Cash and cash equivalents on March 31, 2009 was $2,226,777, an increase of $1,645,050 from the $581,727 reported on March 31, 2008. The increase is mainly attributed through the increase in sales revenue.

For the three months ended March 31, 2009, net cash provided by continuing operating activities was $1,931,350. Cash provided by operating activities results primarily from the Erye's strong performance in sales and increase in its profit margin. Erye has paid $3,593,607 more for its inventories in order to produce sufficient products for the busy sales season started in next quarter.

Net cash provided by investing activities and used in financing activities were $1,412,177 and $1,696,921, respectively, for the three month ended March 31, 2009. Cash provided by investing activities during the period was mainly contributed by the withdrawal $4,384,553 from the short-term investment account of Erye. The Company also used $1,108,537 for the construction of the new plant, and purchase of equipments. During the quarter, Net cash used in financing activities was mainly due to Erye repayment of $1,172,080 short-term bank loans back.

Relocation of Erye

The new plant of Erye is currently under construction. To date, all the buildings in the manufacturing area have been completed, and the Purification plant is under construction and the equipments are delivered and in the process of assembling. The Company expects that the Penicillin and Cephems sterile injection powder workshops will be completed by the end of 2009. In early 2010, the company plans to apply for GMP approval with China Food and Drug Administration (SFDA) for these two workshops.

The total expenditure of the new factory project and the relocation of Erye is estimated up to $29,340,000 (RMB200,000,000), of which $7,539,511 has been spent to date.

OUTLOOK

Our Company has entered into a Merger Agreement with Neostem and expects to complete the Merger on the second or third quarter of 2009, subject to receipt of all necessary approvals.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. As of March 31, 2009, the value of the Renminbi to the U.S. dollar was translated at 6.83 RMB to $1.00 USD.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) were not effective.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified significant deficiencies related to the following:

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

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2008 Form 10K, the Company's management has identified the steps necessary to address the material weaknesses described above and we are in the process to have the remediation procedures implemented.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2009, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

We are continuing to build our account resources in response to the weaknesses. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

    EXHIBIT
    NUMBER   DESCRIPTION
    -------  -------------------------------------------------------------------

    31.1*    Certification of Chief Executive Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.

    31.2*    Certification of Chief Financial Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.

    32.1**   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2**   Certification of Acting Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

                           By: /s/ Chris Peng Mao
                           -------------------------------------------
                           Name:  Chris Peng Mao
                           Title: Chief Executive Officer
                           Date: May 15, 2009

                           By: /s/ ZHANG Jian
                           -------------------------------------------
                           Name: ZHANG Jian
                           Title: Chief Financial Officer
                           Date: May 15, 2009