Form 10-Q
period 2009-06-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2009-08-18
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86) 512 6855 0568

(Registrant’s telephone number, including area code)

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,132,313 shares of Common Stock, par value $0.01 per share, as of July 2, 2009.

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,443,053	$581,727
Short term investment	43,113	4,432,657
Restricted cash	3,731,566	1,373,228
Accounts receivable, net of allowance for doubtful accounts of $1,271,323 and $1,200,983 at June 30, 2009 and December 31, 2008, respectively	2,225,676	3,371,225
Other receivables and prepayments, net of allowance for doubtful accounts of $299,965 and $300,068 at June 30, 2009 and December 31, 2008, respectively	168,527	505,987
Other receivables - related parties	386,546	349,960
Advances to suppliers	159,916	45,877
Inventories, net of $26,214 and $26,250 allowance at June 30, 2009 and December 31, 2008, respectively.	12,991,327	9,033,655
Loans receivable	2,666,300	—

Total current assets	24,816,024	19,694,316

PLANT AND EQUIPMENT, NET	4,301,001	4,275,375
CONSTRUCTION-IN-PROGRESS	10,783,660	7,379,805

OTHER ASSETS:
Intangible asset, net	7,489,734	7,587,057
Long term prepayments	80,868	80,541
Advance on patent purchase	1,319,759	1,321,561
Other assets	34,009	40,678

Total other assets	8,924,370	9,029,837

Total assets	$48,825,055	$40,379,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$9,625,077	$4,563,837
Accounts payable and accrued liabilities	6,611,739	4,988,218
Other payables	917,863	1,129,031
Other payables - related party	723,146	666,694
Customer deposits	402,549	1,288,179
Taxes payable	2,326,807	2,215,667
Short-term loans	117,200	2,611,260
Dividend payables	1,110,346	1,110,346

Total current liabilities	21,834,727	18,573,232

LONG TERM LIABILITIES:
Long-term loans - related party	7,692,265	—
Warrants liabilities	1,388,632	—

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - Series B, $0.01 par value, 6,185,607 shares issued and outstanding at June 30, 2009	12,508,534	12,508,534

EQUITY
Preferred stock - $0.01 par value, 10,000,000 shares authorized;
Series A, 75,000 and 50,000 share issued and outstanding at June 30, 2009 and December 31, 2008, respectively;	750	500
Series B, 6,185,607 shares issued and outstanding at June 30, 2009, classified above outside permanent shareholders’ equity.
Common stock, $0.01 par value, 200,000,000 shares authorized; 37,082,313 and 36,590,312 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	370,823	365,903
Paid-in capital	10,650,636	13,222,851
Capital receivable	(252,471.00)	(252,471)
Statutory reserves	1,508,798	1,508,798
Accumulated deficit	(13,216,498)	(16,797,813)
Accumulated comprehensive income	628,147	904,971

Total shareholders’ deficit	(309,815)	(1,047,261)

Non controlling interest	5,710,712	10,344,828

Total equity	5,400,897	9,297,567

Total liabilities and shareholders’ equity	$48,825,055	$40,379,333

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUE	$15,343,058	$13,340,544	$27,991,065	$24,313,785

COST OF REVENUE	10,029,504	9,215,170	18,630,722	16,926,332

GROSS PROFIT	5,313,554	4,125,374	9,360,343	7,387,453

OPERATING EXPENSES:
Research and development	225,559	241,400	239,492	259,347
Selling, general and administrative	1,222,126	1,224,364	2,635,663	2,299,161

Total operating expenses	1,447,685	1,465,764	2,875,155	2,558,508

INCOME FROM OPERATIONS	3,865,869	2,659,610	6,485,188	4,828,945

OTHER INCOME (EXPENSE):
Interest expense, net	(5,401)	(34,794)	(3,111)	(79,521)
Gain on trading securities	859	—	11,505	—
Changes in fair value of warrants	(947,650)	—	(964,708)	—
Other income (expenses), net	81,941	(29,727)	17,148	(29,727)

Total other expense, net	(870,251)	(64,521)	(939,166)	(109,248)

INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	2,995,618	2,595,089	5,546,022	4,719,697

PROVISION FOR INCOME TAXES	513,347	331,204	862,407	630,613

NET INCOME BEFORE NON-CONTROLLING INTEREST	2,482,271	2,263,885	4,683,615	4,089,084

Less - Net income attributable to the noncontrolling interest	1,713,956	1,140,476	2,840,527	2,161,742

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	768,315	1,123,409	1,843,088	1,927,342

Dividends and accretion on redeemable preferred stock	—	(311,856)	—	(623,713)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	768,315	811,553	1,843,088	1,303,629

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(261,690)	(611,788)	(276,824)	(276,824)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$506,625	$199,765	$1,566,264	$1,026,805

EARNINGS PER SHARE:
Basic	$0.02	$0.02	$0.05	$0.04

Diluted	$0.02	$0.02	$0.04	$0.04

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING:
Basic	37,082,313	36,490,312	37,082,313	36,490,312

Diluted	37,082,313	36,490,312	49,582,527	36,490,312

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	CHINA BIOPHARMACEUTICALS HOLDINGS, INC. Shareholders

	Preferred stock (series A)		Common Stock			Capital Receivable	Statutory Reserves	Accumulated Income (Deficit)	Accumulated Comprehensive Income (Loss)	Noncontrolling Interest	Totals
					Paid-in Capital
	Shares	Par value	Shares	Par Value

BALANCE, December 31, 2007	50,000	$500	36,490,312	$364,903	$13,178,101	$(252,471)	$976,439	$(18,059,232)	$389,084	$5,942,144	$2,539,468

Stock based compensation					18,750						18,750
Net income								1,303,629		2,161,742	3,465,371
Statutory reserves							441,356	(441,356)			—
Foreign currency translation adjustments									452,298	448,198	900,496

BALANCE, June 30, 2008 (Unaudited)	50,000	500	36,490,312	364,903	13,196,851	(252,471)	1,417,795	(17,196,959)	841,382	8,552,084	6,924,085

Common shares issued for service			100,000	1,000	26,000						27,000
Dividends and accretion on redeemable preferred stock								(1,033,239)			(1,033,239)
Net income								1,523,388		1,760,306	3,283,694
Statutory reserves							91,003	(91,003)			—
Foreign currency translation adjustments									63,589	32,439	96,027

BALANCE, December 31, 2008	50,000	$500	36,590,312	$365,903	$13,222,851	$(252,471)	$1,508,798	$(16,797,813)	$904,971	10,344,828	$9,297,567
Cumulative effect of reclassification of warrants					(8,874,548)			8,450,624			(423,924)

BALANCE, January 1, 2009, as adjusted	50,000	500	36,590,312	365,903	4,348,303	(252,471)	1,508,798	(8,347,189)	904,971	10,344,828	8,873,643

Reconcile discrepancy shares	25,000	250	492,001	4,920	(5,170)						—
Dividend declaration					6,307,503			(6,712,396)		(7,208,920)	(7,613,813)
Net income								1,843,088		2,840,527	4,683,615
Foreign currency translation adjustments									(276,824)	(265,724)	(542,548)

BALANCE, June 30, 2009 (Unaudited)	75,000	$750	37,082,313	$370,823	$10,650,636	$(252,471)	$1,508,798	$(13,216,498)	$628,147	$5,710,712	$5,400,897

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$1,843,088	$1,303,629
Net income attributable to non-controlling interest	2,840,527	2,161,742

Net income	4,683,615	3,465,371
Adjustments to reconcile net income from operations to cash provided by operating activities:
Amortization of shares issued for service	—	18,750
Depreciation	265,771	280,836
Amortization	90,061	140,277
Bad debt expense	72,011	—
Dividends and accretion reserved for redeemable preferred stock	—	311,856
Change in fair value of warrants	964,708	—
Change in operating assets and liabilities:
Accounts receivable	1,069,486	(1,988,897)
Accounts receivable - related parties	—	(28,806)
Other receivable and prepayments	336,934	694,333
Advance to suppliers	(33,687)	364,742
Inventories	(3,971,886)	(1,982,140)
Other assets	6,668	59,579
Increase in notes payable	5,069,883	2,230,078
Accounts payable	1,312,489	1,261,784
Accounts payable - related parties	—	(75,565)
Other payable and other current liabilities	81,760	116,705
Customer deposits	(884,297)	1,549,149
Taxes payable	114,214	1,034,162

Net cash provided by operating activities	9,177,732	7,452,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Income tax paid for dividend distributed to CBH	(404,893)	—
Purchase of equipment	(297,152)	(232,359)
Payment to construction-in-progress	(3,415,547)	(4,607,455)
Increase in other receivables - related parties	(36,646)	(318,082)
Increase of loan to third parties	(2,667,574)	—
Decrease in short term Investment	4,385,595	1,096,800

Net cash used in investing activities	(2,436,217)	(4,061,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(2,361,338)	(669,294)
Principal payment on bank loans	(2,491,690)	(212,510)
Payments on long-term prepayments	(80,907)	—
Increase on long term liabilities	83,539	185,242

Net cash used in financing activities	(4,850,396)	(696,562)

EFFECT OF EXCHANGE RATE ON CASH	(29,792)	148,581

INCREASE IN CASH	1,861,326	2,843,137

CASH, beginning of period	581,727	669,699

CASH, ending of period	$2,443,053	$3,512,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$36,421	$81,073

Income taxes paid	$293,220	$112,150

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Loan payable to related party which was transferred from dividend payable and noncontrolling interest	$7,476,086	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 1 - ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (“CBH”, “We” and “the Company”), a Delaware corporation, was originally organized as a Corporation under the laws of the state of New York on August 6, 1976. Since August 2004, the Company acquired various subsidiaries located in mainland China (“PRC”). The principal activities of the Company, through its subsidiaries, are research, manufacture, and the sale of drug raw materials and intermediates as well as prescription and non-prescription drugs and traditional Chinese medicines. The Company is also engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

Current Development

As a pre-condition to complete the merger with Neostem (see detail disclosure in Note 20), the Company determined to spin off or dissolve China Biopharmaceuticals Corporation (“CBC”), the 100% owned subsidiary of CBH, and to write off Keyuan Pharmaceutical R&D Co., Ltd (“Keyuan”), which is 90% owned by CBC on July 11, 2009. As of June 30, 2009, the contemplated transactions have not consummated.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.

The consolidated financial statements include the financial statements of the Company and all its majority-owned subsidiaries that require consolidation. Material inter-company transactions have been eliminated in the consolidation. The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

Entity	Percentage of Ownership	Location

CBH	Parent Company	United States of America
CBC	100% owned by CBH	British Virgin Inland
Erye	51% owned by CBH	People’s Republic of China (“P.R.C.)
Keyuan	90% owned by CBC	P.R.C

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, the Company estimates the collectability of its receivables which affects the carry value of the related asset and the fair value of share-based compensation which affects the amount of compensation recognized in earnings. Management makes these estimates using the best information available at the time the estimate are made; however actual results could differ materially from those estimates.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s operating subsidiaries’ financial records are maintained in its local currency, Renminbi (“RMB”); therefore, the Company’s functional currency is the RMB. Results of operations are translated at the average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period, and equity are stated at their historical rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $628,147 and $904,971 as of June 30, 2009 and December 31, 2008, respectively. Assets and liabilities at June 30, 2009 and December 31, 2008 were translated at 6.83 and 6.82 RMB to $1.00. The average translation rates applied to income statement accounts and the statement of cash flows for the three and six months ended June 30, 2009 were 6.82 and 6.82 RMB to $1.00, respectively. The average translation rates applied to income statement accounts, statement of cash flows for the three and six months ended June 30, 2008 were 6.97 and 7.05 RMB to $1.00.

The Company adjusted $385,807 from accumulated other comprehensive income to non-controlling interest which was presented as component of equity section as of December 31, 2007 as a result of application of SFAS 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51.” effective January 1, 2009. For the six months ended June 30, 2009 and 2008, $(265,824) and $448,198 (loss) gain from translation adjustment was borne by noncontrolling interest.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in China and its revenues are derived from its operations in China. China is a developing country with a young economic market system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Concentration of Risks

Cash includes cash on hand and demand deposits in accounts maintained with banks within the People’s Republic of China, Hong Kong and the Untied States. Total cash in these banks at June 30, 2009 and December 31, 2008 amounted to $6,114,920 and $1,953,720 of which $20,849 and $0 deposits are federally-insured, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells pharmaceutical products to pharmacies and hospitals. There is no sales concentration risk for the Company since no sale to one customer individually accounted for more than 10% of the total sales revenue for the three and six months ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, three major suppliers provided approximately 61.3% of the Company’s purchases of raw materials with each supplier individually accounting for 27.0%, 24.3%, and 10.0%, respectively. For the six months periods ended June 30, 2009, three major suppliers provided approximately 48.4% of the Company’s purchases of raw materials with each supplier individually accounting for 23.8%, 12.9%, and 11.7%, respectively. As of June 30, 2009, the total accounts payable to the three major suppliers was $3,129,219, 52.6% of the total accounts payable.

For the three months ended June 2008, five major suppliers provided approximately 31.7% of the Company’s purchases of raw materials with no supplier individually provided more than 10% of the Company’s purchase of raw materials. For the six months ended June 30, 2008, two major suppliers provided approximately 30.2% of the Company’s purchases of raw materials with each supplier individually accounting for 16.0% and 14.2%, respectively.

Fair Value of Financial Instruments

SFAS 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. SFAS 157, Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Balance of short term investment represented the quoted price of the securities in active markets.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

The Company determined the fair value of the issued and outstanding warrants using the Black-Scholes option pricing model (“Black-Scholes Model”,) as level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The change in the fair value of warrants liabilities were charged to non-operating expenses. As a result, the warrant liabilities are carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Short term investment	$43,113	$43,113	—	—

Warrant liabilities	$(1,388,632)	—	$(1,388,632)	—

Other than the short-term investments and warrant liabilities carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

Revenue was made up of the following product categories.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenue:
Intermediary pharmaceuticals products	$3,159,421	$3,551,048	$5,670,329	$7,517,331
Prescription drugs	12,183,637	9,736,906	22,320,736	16,743,864
Others	—	52,590	—	52,590

Total revenue	$15,343,058	$13,340,544	$27,991,065	$24,313,785

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

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

Short Term Investment

In 2007, the Company opened an account with an investment broker to invest in a short term in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported as other comprehensive income. Total balance of this account was $43,113 as of June 30, 2009 and $4,432,657 as of December 31, 2008, respectively. For the three and six months ended June 30, 2009, the Company recorded $859 and $11,505 as realized gain on short-term investment, respectively. No realized gain or loss on short-term investment for the six months ended June 30, 2008. In addition, there was no unrealized gain or loss relating to short-term investments for the three and six months ended June 30, 2009 and 2008, and as such, no such amounts were included in other comprehensive income for such periods.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in the Company’s customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of the receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Plant and Equipment, Net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows.

Equipment and machinery	5 years
Motor vehicles	5 years
Furniture and fixtures	5 years
Buildings	20 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to operations as incurred, whereas significant renewals and betterments are capitalized.

Construction-In-Progress

Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Interest incurred during the period of construction, if material, is capitalized. Construction-in-progress is not depreciated until the assets are completed and placed into service.

Impairment of Long-term Assets

Long-term assets of the Company are reviewed at each financial reporting date, more often if necessary, to determine whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.Based on its review, management concluded there was no impairment for its plant and equipment, and construction-in-progress as of June 30, 2009 and December 31, 2008.

Intangible asset, Land Use Rights

According to the Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. The Company reviews the carrying value of land use rights at each financial reporting date, more often if necessary, to determine whether their carrying value has become impaired. Impairment charges are recorded when the carrying value of the asset exceeds future benefits to be derived from the asset.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Intangible asset, Patents - Approved Drugs

The Company obtained various official registration certificates or official approvals for clinical trials representing patented pharmaceutical formulas. No amortization is recorded when the Company intends to and has the ability to sell the patent or formulas within two months; otherwise the patent costs will be subject to amortization over its estimated useful life period, generally fifteen years. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Patent costs are accounted for on an individual basis. The carrying value of patent costs is reviewed for impairment at each financial reporting date, and more often when events and changes in circumstances indicate that the carrying value may not be recoverable.

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

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), adopted January 1, 2007, indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Warrants Liabilities

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”)07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 20,370,298 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their corresponding issuance dates. On January 1, 2009, we reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $8,450,624 to beginning retained earnings and $423,924 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $1,388,632 as of June 30, 2009. As such, we recognized a $947,650 and $964,708 loss from the change in fair value of these warrants for the three and six months ended June 30, 2009, respectively.

These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Model using the following assumptions:

	June 30, 2009			December 31, 2008
	#A	#B	#C	#A	#B	#C
Number of warrants	1,000,000	7,370,298	12,000,000	1,000,000	7,370,298	12,000,000
Expected life (years)	0.6	0.7	2.9	1.1	1.2	3.4
Annual dividend yield	—	—	—	—	—	—
Risk-free interest rate	0.4%	0.4%	1.6%	0.4%	0.4%	1.1%
Expected volatility	90.5%	115.7%	118.5%	131.2%	134.5%	115.4%

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

Shares Subject to Mandatory Redemption

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” requires contingently redeemable securities to be classified outside of permanent equity until the contingency occurs, and then the instrument will need to be analyzed for proper classification as a liability or permanent equity.

The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered under SFAS 150, because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to EITF Topic D-98, the redeemable stock is classified outside of shareholders’ equity, because pursuant to the terms of the preferred stock, if the redeemable stock is not converted by the fourth anniversary, then mandatory redemption is triggered, and pursuant to SFAS 150, the shares will be reclassified to liabilities.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

Earnings per Share

The Company adopted SFAS 128, “Earnings per Share” (“EPS”), which requires the presentation of earnings per share as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as preferred stock, as well as warrants and options that are in the money.

Noncontrolling interest

Effective January 1, 2009, the Company adopted SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51.” (“FAS 160”) Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption on SFAS 160, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

As a result of adoption of SFAS 160, the Company reclassified non-controlling interests in the amounts of $5,710,712 and $10,344,828 from the mezzanine section to equity in the June 30, 2009 and December 31, 2008 balance sheets, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company was recorded based on R&D costs.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended June 30, 2009 and 2008 amounted $22,083 and $55,502, respectively. Advertising costs for the six months ended June 30, 2009 and 2008 amounted $72,377 and $73,118, respectively.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs were $111,202 and $93,524 for the three-month period ended June 30, 2009 and 2008, and $230,956 and $198,071 for the six-month period ended June 30, 2009, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current period’s presentation. Those reclassifications had no material effect on operations or cash flows.

We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, and an amendment to ARB 51”. The reclassifications had no impact on previously reported net income.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 18, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 - RESTRICTED CASH

Restricted cash consisted of the followings:

Name of Bank	June 30, 2009	December 31, 2008
	(Unaudited)

Hua Xia Bank, Suzhou	$373,668	$3,863
China CITIC Bank	2,116,479	1,369,365
Zhong Xin Bank, Suzhou	1,231,288	—
Others	10,131	—

Total	$3,731,566	$1,373,228

Note 4 - ACCOUNTS RECEIVABLE, NET

The Company had accounts receivable amounted to $2,225,676 and $3,371,225 after net of allowance for doubtful accounts of $1,271,323 and $1,200,983 as of June 30, 2009 and December 31, 2008, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Accounts receivable	$3,496,999	$4,572,208
Allowance for doubtful accounts	(1,271,323)	(1,200,983)

Accounts receivable, net	$2,225,676	$3,371,225

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts, December 31, 2007	$1,260,760
Addition
Recovery	(140,058)
Translation adjustment	80,281

Allowance for doubtful accounts, December 31, 2008	$1,200,983
Addition	71,971
Written-off	(1,190)
Recovery	—
Translation adjustment	(441)

Allowance for doubtful accounts, June 30, 2009 (unaudited)	$1,271,323

As of June 30, 2009 and December 31, 2008, management concluded its allowance for bad debts was sufficient.

Note 5 - INVENTORIES, NET

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$3,871,359	$2,043,597
Refinery materials	2,609,984	2,231,623
Packaging supplies	274,158	274,282
Finished goods	5,650,877	3,859,646
Work in process	598,775	637,021
Sundry supplies	12,388	13,736

Total inventory	13,017,541	9,059,905
Minus: Inventory allowance	(26,214)	(26,250)

Total inventories, net	$12,991,327	$9,033,655

As of June 30, 2009 and December 31, 2008, the Company reserved $26,214 and $26,250 as inventory allowance, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 6 – LOANS RECEIVABLE

The Company had loans to four unrelated parties amounted to $1,611,500, $586,000, $293,000 and $175,800 with a total loan amount of $2,666,300 as of June 30, 2009. The loans are non-interest bearing, unsecured and due on demand.

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Plant	$2,479,526	$2,446,124
Machinery and equipment	7,665,475	7,415,301
Vehicles	258,112	258,300

Total plant and equipment	10,403,113	10,119,725
Less: accumulated depreciation	(6,102,112)	(5,844,350)

Plant and equipment, net	$4,301,001	$4,275,375

Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $134,445 and $137,031, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $265,771 and $280,836 respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Erye is currently under construction of a new factory and will relocate to the new place after the entire project is completed. Construction in progress is related to a production facility being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the work shops for the main products – Penicillin and Cephems Sterile Injection Powder will be completed by the end of 2009 and the estimated additional cost to be completed will be approximately $14.65 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

As of June 30, 2009 and December 31, 2008, the Company had construction-in-progress amounted to $10,783,660 and $7,379,805, respectively. For the three months ended June 30, 2009 and 2008, the Company capitalized interest as part of construction-in-progress amounted to $139,705 and $85,320, respectively. For the six months ended June 30, 2009 and 2008, the Company capitalized interest as part of construction-in-progress amounting of $176,128 and $85,320 with 5.8% and 8.2% effective weighted average interest rate, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 9 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)

Land use rights:	$8,050,798	$8,058,504
Less: accumulated amortization	(724,544)	(641,074)

Land use rights, net	7,326,254	7,417,430

Patent - Approved drugs	190,450	190,710
Less: accumulated amortization	(26,970)	(21,083)

Patent, net	163,480	169,627

Total intangible assets, net	$7,489,734	$7,587,057

Land use rights are pledged as collateral for notes payable as of June 30, 2009. Amortization expenses for the three months periods ended June 30, 2009 and 2008 amounted $46,644 and $78,680, respectively. Amortization expenses for the six months periods ended June 30, 2009 and 2008 amounted $90,061 and $140,277, respectively.

On September 1, 2008, the Company and RimAisa entered into a Memorandum of Understanding (the “Understanding”). Pursuant to term #2 of the Understanding, both parties agreed that all the proceeds arising from the land of Erye’s original plant belong to Erye Trading (including income derived from relocation compensation, lease, transfer or other income related to the land use right). As of June 30, 2009, the aforesaid land use right was valued at $5,466,045 net of accumulated amortization.

One of the Company’s patent of approved drug was fully amortized during 2008, $151,790 of costs and accumulated amortization were deducted from intangible asset account.

The following table consists of the expected amortization expense for the next five years:

Years ended June 30,	Amount

2010	$180,122
2011	180,122
2012	180,122
2013	180,122
2014	180,122
Thereafter	6,589,124

Total	$7,489,734

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 10 - RELATED PARTIES TRANSACTIONS

Other Receivables – Related Parties

Other receivable contained the following related party balances where Enshi was the discontinued subsidiary since July 2007. Chris Peng Mao is the CEO of the Company. Lufan An is the board member and shareholder of the Company.

	June 30, 2009	December 31, 2008	Due From	Term	Manner of Settlement
	(Unaudited)

CBH	$46,058	$46,058	Chris Peng Mao	Short Term	Cash
Keyuan	65,046	28,460	Lufan An	Short term	Cash
CBH	10,000	10,000	Lufan An	Short term	Cash
CBH	265,442	265,442	Enshi	Short Term	Cash

Total	$386,546	$349,960

Other Payables – Related Party

	June 30, 2009	December 31, 2008	Due To	Term	Manner of Settlement
	(Unaudited)

Erye	$542,456	$499,186	Erye Trading	Short Term	Cash
Keyuan	670	670	Lufan An & Xiaohao Liu	Short Term	Cash
CBH	180,020	166,838	Erye Trading	Short Term	Cash

Total	$723,146	$666,694

Erye Trading was a company owned by minority shareholders of Erye. The 38 minority shareholders of Erye transferred their shares of Erye to Erye Trading in 2008 and the transactions was consummated on June 24, 2008. Erye Trading is the 49% shareholder of Erye as of June 30, 2009.

Long-term Loans – Related Party

	June 30, 2009	December 31, 2008	Due To	Term	Manner of Settlement
	(Unaudited)

Erye	$7,692,265	$—	Erye Trading	Long-term	Cash

In May 2009, Erye entered a loan agreement with Erye Trading, the noncontrolling shareholder of Erye, to borrow the dividend Erye entitled for the purpose of construction of the new factory pursuant to the board resolutions executed on the same time. The total loan amounted to $7,692,265 was unsecured with due date on the later of: 1) one year after all new buildings pass the inspection, and the new factory is in the production stage; 2) December 31, 2013. The applied interest rate equals to the prevailing interest rate of the one-year bank loan, currently 5.31% per annum. Interest payment is due every six months. Erye Trading will lend Erye the dividend received from Erye in future following the same terms.

For the six months ended June 30, 2009, Erye accrued $128,909 interest expense payable to Erye Trading connected to the said long-term loan.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 11 - NOTES PAYABLE

The Company’s subsidiary Erye has $9,625,077 and $4,563,837 notes payable as of June 30, 2009 and December 31, 2008, respectively. Notes are payables to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.

In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies or etc. As of June 30, 2009 and December 31, 2008, $3,731,566 and $1,373,228 of restricted cash were put up for collateral for the balance of notes payable, respectively, which was approximately 38.8% of the notes payable (See notes 3) the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owned amounted to $1,860,209 and $1,880,477 as of June 30, 2009 and December 31, 2008, respectively.

Note 12 – SHORT-TERM LOANS

The Company had a total of $117,200 short term loans as of June 30, 2009 from one unrelated parties. These loans are due on demand, unsecured and interest free. The average interest rates including short-term and long-term loans (see Note 10) was approximately 5.8% for the six months period ended June 30, 2009. During the six months ended June 30, 2009, the Company paid the loan principal back to several Chinese banks amounted to $2,490,500.

The Company had $2,611,260 short term loans as of December 31, 2008, including bank loans amounted to $2,493,900. These loans mature in one year or less. The average interest rates were approximately 7.1% for the year ended December 31, 2008. Bank loans were collateralized by certain buildings owned by Erye with historical value of $127,749 as of December 31, 2008.

Interest expense of short-term loans for the three months ended June 30, 2009 and 2008 were $139,705 and $170,746, respectively, of which $139,705 and $85,320 were capitalized as part of construction-in-progress. Interest expense of the short-term loans for the six months ended June 30, 2009 and 2008 amounted to $176,128 and $85,320 respectively, in which $176,128 and $85,320 were capitalized for construction in progress, respectively.

Note 13 – REDEEMABLE PREFERRED STOCK

On November 16, 2007, the Company entered a conditional loan conversion agreement (the “Agreement”) with RimAsia, under which the principal amount of the $11.5 million loan owed to RimAsia in connection with the Enshi acquisitions plus unpaid interest of $1,008,534 (combined total of $12,508,534) was converted into 6,185,607 shares of Series B redeemable convertible preferred shares of the Company at an effective conversion price at $2.0222 per share. Each series B share may be converted into two shares of common stock. Additionally, the exercise price of $1.375 for the 12 million existing warrants exercisable into common stock previously issued to and currently held by RimAsia in connection with the extension of the loan financing (“Existing Warrants”) was lowered to $1.26 per share and the term extended to 4.5 years from the closing date. This Agreement was conditional subsequent to the completion of at least one of sizeable acquisition by the end of June 2008. RimAsia extended the wavier to not to convert the Series B preferred stock to debt to earlier of (a) October 31, 2009 or (b) abandonment of the merger with NeoStem which is disclosed in Note 18.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Pursuant to EITF Topic D-98, the redeemable stock is classified outside of permanent equity.

According to the Agreement, the series B preferred stock is subject to optional redemption at the Company’s option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company’s option thereafter. The Company maybe required to repurchase the remaining series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company’s failure to pay annual dividends, mandatory redemption price or any other amount due, either in cash or in kind. (4)The four-percent suspendible premium which shall be deemed to have begun to accrue from the Series B Issuance date and shall continue to accrue until the date when the average closing price of the common stock over 30 consecutive trading days each with a daily treading volume of no fewer than 100,000 shares exceeds the following price thresholds: during the 2nd year from the Series B Issuance date, $1.4, during the 3rd year, $1.58, and during the 4th year, $1.72.

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

The series B redeemable stock was recorded at fair value on the date of issuance. As of June 30, 2009 and December 31, 2008, balance stock amounted to $12,508,534. Dividend payables amounted to $1,110,346 as of June 30, 2009 and December 31, 2008. Pursuant to the optional redemption clause, the holders of the series B are be entitled to receive an annual dividend of 5% amounted to $651,129; and, the four-percent suspendible premium was accrued in the amount of $459,217, which were included in dividend payable. For the six months periods ended June 30, 2009 and 2008, the Company recorded $0 and $623,713 dividends and accretion on the redeemable preferred stock, respectively.

On November 2, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neostem, Inc., a Delaware corporation, and CBH Acquisition LLC (“Merger Sub”), a Delaware “NBS” limited liability company and wholly-owned subsidiary of Neostem. Pursuant to the Merger Agreement, CBH will merge into Merger Sub, with Merger Sub as the surviving entity. All of the shares of the Company’s series B shares issued and outstanding immediately prior to the effective time of the Merger will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $0.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share.

          As of July 1, 2009, the Company entered into Amendment No. 1 to the Merger Agreement with Neostem, CBC and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary. Pursuant to the terms of the Amendment:

The number of shares of NeoStem Common Stock to be issued to the CBH Common Stockholders was reduced to an aggregate of 7,150,000 shares, with no additional shares being escrowed;

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

The number of shares to be issued to RimAsia will be increased to 6,458,009 shares of Common Stock and 8,177,512 shares of NeoStem Series C Convertible Preferred Stock, each with a liquidation preference of $1.125 and convertible to shares of NeoStem Common Stock at an initial conversion price of $.90 (with the Class B warrants to be issued to RimAsia eliminated), in exchange for certain advances made or to be made by RimAsia and described below;

Privately issued NeoStem warrants outstanding immediately prior to the closing of the merger shall be amended to reduce their exercise price if the current exercise price is $4.00 and above;

the Compensation Committee of NeoStem’s Board of Directors may in lieu of lowering the exercise price of outstanding options to $.80 as provided in the original merger agreement, lower the exercise price to a price which is greater than $.80 (but not less than fair market value) and provide alternative cash or equity consideration to eligible NeoStem employees, directors, advisors and consultants;

Note 14 - STATUTORY RESERVES

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. This statutory reserve fund is planned for future development of the company or use for employee’s benefits. These reserves represent restricted retained earnings.

The transfer to this reserve must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

The Company had fully contributed its required surplus reserve as of December 31, 2008. As of June 30, 2009, the Company has statutory surplus reserve and common welfare reserve amounted to $1,448,100 and $60,698, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 15 – DIVIDEND DISTRIBUTION

On May 2009, the board of Erye declared a dividend to be distributed pro rata accordingly to the ownership percentage which is 51% owned by CBH and 49% owned by the non-controlling shareholder – Erye Trading. The board also decided that board would request the dividend distributed to Erye Trading to be lent back to Erye for the ongoing construction-in-project, and the dividend distributed to CBH would be invested back to Erye as additional paid in capital.

The table below represents the detail of dividend distribution and utilization:

Dividend Declaration to	Amount

Erye Trading	$7,208,920
CBH	6,712,396

Total	$13,921,316

Dividend distributed to Erye Trading	$7,208,920
Foreign currency translation gain	483,345

Long-term loans from related party increased through dividend distributed	$7,692,265

Dividend distributed to CBH	$6,712,396
Chinese income tax applied (see Note 16)	(432,040)
Foreign currency translation gain	27,147

Additional paid-in capital increased through dividend distributed	$6,307,503

Note 16 - INCOME TAXES

Corporation Income Tax (CIT)

The Company’s subsidiaries operate in China. According to the Chinese Joint Venture Business Law, these subsidiaries have been registered and incorporated with the status of Sino-foreign joint venture companies and are subject to a two year tax exemption and a three year 50% reduction in income tax rates preference treatment, which generally commences from the first year of establishing a joint venture or the approval date of the income tax preference application.

Effective January 1, 2008, the New Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

The Company’s subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Erye was granted income tax exemption for two years commencing from January 1, 2006, and is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010. Keyuan’s total revenue is subject to 1.7% to 3.3% income tax rates depends on the range of the taxable income. Provision for CIT amounted $862,407 and $630,613 for the six months ended June 30, 2009 and 2008, respectively.

Pursuant to the China Tax Regulation No. 91 executed in 2008, the Chinese tax authority no longer granted tax credit for reinvestment in Chinese company, and the dividend paid to foreign shareholders from foreign-owned Chinese company is subjected to 10% income tax rate. Also, based on PRC Tax Regulation No. 1 item 4, only dividend declared after 2008 is subjected to 10% income tax rate. As of June 30, 2009, $432,040 income tax has been paid by CBH for the 2008 dividend distributed and reinvested to Erye as additional paid-in capital.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in				(34.0)
USA	(34.0)	(34.0)	(34.0

China income taxes rate	25.0	25.0	25.0	25.0

China income tax exemption	(12.5)	(12.5)	(12.5)	(12.5)
Other items (1)	4.6	0.3	3.1	0.9

Total provision for income taxes	17.1%	12.8%	15.6%	13.4%

(1) The 4.6% and 0.3% represents the $920,386 and $53,806 expenses incurred by CBH, CBC and Keyuan that are not deductible in PRC for the three months ended June 30, 2009 and 2008. The 3.1% and 0.9% represents the $1,128,494 and $324,471 expenses incurred by CBH, CBC and Keyuan that are not deductible in PRC for the six months ended June 30, 2009 and 2008.

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2009 and 2008 are $945,387 and $331,204, respectively. The net effect on income per basic outstanding share if the income tax had been applied would decrease income per share by $0.03 and $0.01 for the three months ended June 30, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2009 and 2008 are $862,407 and $630,613, respectively. The net effect on income per basic outstanding share if the income tax had been applied would decrease income per share by $0.03 and $0.02 for the six months ended June 30, 2009 and 2008, respectively.

The Company was incorporated in the United States and incurred a net operating loss for income tax purposes for 2009 and 2008. The estimated net operating loss carry forwards for United States income tax purposes amounted to $5,408,934 and $5,358,669 as of June 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

The estimated valuation allowance for the six months periods ended June 30, 2009 and 2008 were as follow:

Amount

Balance of December 31, 2008	$1,788,773
Increase	50,265

Balance of June 30, 2009 (unaudited)	$1,839,038

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $2.6 million as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Business Tax

The Company is subject to business tax, which is charged on the selling price of applicable product and service at a general rate of 5% in accordance with the tax law applicable. Keyuan is exempt from business tax according to local applicable favorable tax policy.

Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in China, the VAT rate for domestic sales is 17% and 0% for export sales on the invoiced value of sales and is payable by the purchaser. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $4,756,976 and $4,023,117 for the six months period ended June 30, 2009, and $3,957,487 and $3,228,400 for the same period in 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Tax payable

Taxes payable was comprised as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	(Unaudited)	December 31, 2008

Income tax payable	$1,772,948	$1,551,754
VAT payable	551,438	657,978
Other taxes payable	2,421	5,935

Total	$2,326,807	$2,215,667

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 17 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earning per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Net income for earnings per share	$768,315	$811,553	$1,843,088	$1,303,629

Weighted average shares used in basic computation	37,082,313	36,490,312	37,082,313	36,490,312
Diluted effect of stock options and warrants	—	—	12,500,214	—

Weighted average shares used in diluted computation	37,082,313	36,490,312	49,582,527	36,490,312

Earnings per share:
Basic	$0.02	$0.02	$0.05	$0.04

Diluted	$0.02	$0.02	$0.04	$0.04

Note 18 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, the Company incurred rent expenses amounted to $0 and $3,865 for the three months ended June 30, 2009 and 2008, respectively. The Company recognized rent expenses of $6,592 and $7,730 for the six months periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company has no outstanding commitments in respect to non-cancelable operating leases.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party (“the Developer”). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to approximately $1,600,000 (RMB12,000,000) to the Developer. Of the total $1,600,000, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. As of June 30, 2009, the new drug has been in the trial stage. The Company expected the developing contract to delay one more year to complete.

The Company had advanced $1,319,759 (RMB9,008,596) and $1,321,561 (RMB9,008,596) for the aforesaid contract as of June 30, 2009 and December 31, 2008, respectively.

Purchase commitment

The Company entered a Long-term purchase contract with one of its major suppliers (“Supplier A”) for the period of May 1, 2006 to April 30, 2009 and later extended to November 30, 2009. Pursuant to the contract, Erye committed to purchase certain quantity for some raw materials from Supplier A in a fixed price with VAT invoice and pay the purchase price with bank notes or bank remittance within 30 days after raw materials are delivered. Should supplier A could not provide the raw materials on time for which the contract was default by Supplier A, Supplier A should pay penalty to the Company amounted to $146,500 (RMB1,000,000) and other related loss. The fixed purchase price was adjusted one time on November 18, 2008 in an amendment on which the two parties agreed that no more price increase allowed during the rest period of the contract.

For the six months ended June 30, 2009, the Company purchased raw materials from the aforesaid supplier amounted to $2,662,884 to which the Company had accounts payable in the amount of $488,724, 8.2% of total payable balance as of June 30, 2009.

Legal Proceedings

In March 2007, the Company identified non-existent trade accounts receivable acquired in the acquisition of Enshi. RACP Pharmacetical Holdings Limited, (“RACP”), a former subsidiary of CBH, commenced legal proceeding for damages of $10,000,000 against Mr. Li Xiaobo (“Mr. Li”), the previous owner and controlling shareholder of Enshi, and his related parties (“Defendants”) for breach of representations and warranties and fraud (“LXB Litigation”) The Hong Kong courts has frozen approximately $10,000,000 worth of assets per the court order in Hong Kong and the Defendants lost their opposition actions against the seizure order.

In July 2007, Enshi was foreclosed on by RimAsia and ceased to be part of the Company. RimAsia assumed the litigation activities against Mr. Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi (“LXB”) and on October 17, 2008_reached a settlement with LXB pursuant to which Enshi was returned to LXB against a payment of certain sum of funds of which the residual sum post litigation costs were to be eventually transferred to the Company. The expected residual is not expected to be meaningful to the Company.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

On November 16, 2007 and amended on January 22, 2008, the Company and RimAisa entered into a litigation agreement (“Litigation Agreement”). Pursuant to this Litigation Agreement, if RimAisa or RACP (as the plaintiff) prevail in the LXB Litigation or the settlement is reached, any judgment awards, settlement amount and salvage value realized from Enshi, would be firstly used to reimburse all the legal and related expenses incurred by RimAsia in the LXB Litigation, up to $4,000,000, and the remaining amounts of the judgment proceeds would be entitled to the Company. If RimAisa and the Company do not prevail in the LXB Litigation, RACP should be returned to CBH and all the proceeds of any sale of liquidation of Enshi or any assets of or interest in Enshi shall be distributed as agreed by both parties. In addition, all the costs and expenses (including attorneys’ fees) incurred by or on behalf of the plaintiffs shall be borne 55% by RimAsia and 45% by the Company.

On September 1, 2008, the Company and RimAisa entered into a Memorandum of Understanding (the “Understanding”). Pursuant to term #7 of the Understanding - Litigation Residual Payment, if there is no consummation of the Merger, the gross residual (the “Gross Residual”) from the LXB Litigation receivable by CBH (being the gross settlement proceeds of the LXB litigation paid by Li Xiao Bo less the litigation and related expenses incurred by and reimbursed to RACP pursuant to the Litigation Agreement shall be paid to CBH in cash or shares of common stock and warrants to purchase common stock of NBS (collectively, “NBS Securities”), such NBS Securities being valued at their original purchase price but in no case to be more than (a) US$1,250,000 or (b) the value of the Gross Residual, whichever is less, and only to the extent there is any such residual from the LXB litigation. Any amount of the Gross Residual remaining after deducting the value of NBS Securities under the immediately preceding sentence shall be immediately paid to CBH in cash. In case of a closing of the Merger, RACP may no longer deliver such NBS Securities to CBH, but shall be able to deliver to Erye Trading NBS Securities, valued at their purchase price and up to an amount equal to 50% of the “Net Residual” (to be defined below), in exchange for the withholding of an equal amount of cash from the Gross Residual, pursuant to the terms of an agreement with Erye Trading that will be documented and signed prior to or at the closing of the Merger. The “Net Residual” means the Gross Residual minus the sum of (a) US$1.3 million representing the legal fees and costs and the un-reimbursed advances and expenses made by Erye to Shenyang Enshi Pharmaceutical Ltd. and CBH, and (b) US$300,000 for operating expenses of CBH over the next 12 months.

Note 19 – SHAREHOLDERS’ EQUITY

Issuance of Shares for Services

In December 2008, the Company issued 100,000 shares of common stock to a consultant for the services provided during the period from January 2007 to February 2009. Shares were valued at $27,000 based on the market price at the service contract signing dates.

Reconciliation of Discrepancy Shares

The Company reconciled the outstanding 25,000 shares of the Company’s Series A convertible preferred stock as of June 30, 2009 which was previously recorded as cancelled shares. The Company reconciled the outstanding 492,001 shares of common stock which was the provision for the original Globus Growth Fund that have not exchanged for CBH shares. As a result of this reconciliation, the Company adjusted $5,170 out from additional paid in capital, and allocated $250 and $4,920 to the par value of the preferred stock and the common stock, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Warrants

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants		Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number

1.26	12,000,000	2.9	1.26	12,000,000
1.25	1,000,000	0.6	1.25	1,000,000
1.26	7,370,298	0.7	1.26	7,370,298

	20,370,298			20,370,298

Following is a summary of the Warrant activity:

Warrants
Outstanding as of January 1, 2008	22,094,738
Granted	—
Forfeited	1,639,833
Exercised	—

Outstanding as of December 31, 2008	20,454,905
Granted	—
Forfeited	84,607
Exercised	—

Outstanding as of June 30, 2009	20,370,298

Note 20 – RESTRUCTURING

BUSINESS COMBINATIONS

Merger with NeoStem, Inc.

As previously mentioned in Note 12, on November 2, 2008, CBH entered into an Agreement and Plan of Merger (the “Merger agreement”) with CBC, NeoStem, Inc., and CBH Acquisition LLC (“Merger Sub”). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH’s stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH’s 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of CBH’s common stock, par value $.01 per share, issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem’s common stock at par value of $.001 per share (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem).

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia, all of the shares of CBH series B preferred stock solely held by RimAsia, issued and outstanding immediately prior to the Effective Time will be converted into NeoStem’s common stock, series C convertible preferred stock and warrants to purchase NeoStem’s common stock. See details in Note 13.

At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH series A convertible preferred stock which is held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons 50,000 shares of NeoStem common stock at $1.00 per share. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem common stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH’s expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH common stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem common stock at an exercise price of $2.50 per share.

Upon consummation of the transactions contemplated by the Merger, Merger Sub will own 51% of the ownership interests in Erye, and Suzhou Erye Economy and Trading Co. Ltd., a company incorporated in the PRC (“EET”), will own the remaining 49% ownership interest. In connection with the execution of the Merger Agreement, NeoStem, Merger Sub and Erye Trading have negotiated a revised joint venture agreement (the “Joint Venture Agreement”), which, subject to finalization and approval by the requisite PRC governmental authorities, will become effective and will govern the rights and obligations with respect to their respective ownership interests in Erye. Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to Erye Trading and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to Erye Trading and lent back to Erye by Erye Trading for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye; and (iii) 6% of the net profit will be distributed to Merger Sub directly for NeoStem’s operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, Merger Sub will be entitled to receive the return of such additional paid-in capital before distribution of Eyre’s assets is made based upon the ownership percentages of NeoStem and Erye Trading, and upon an initial public offering of Erye which raises at least $7,300,000 (RMB 50,000,000), Merger Sub will be entitled to receive the return of such additional paid-in capital. CBC will receive $300,000 from the settlement proceeds from the settlement of the litigation in Hong Kong and Canada by RACP Pharmaceutical Holdings Limited, a wholly-owned subsidiary of CBC, against Li Xiaobo and certain other defendants in connection with the acquisition of shares of Enshi (the “LXB Litigation”) and use it as working capital.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

          As of July 1, 2009, the Company entered into Amendment No. 1 to Agreement and Plan of Merger with NeoStem, CBC and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary. Pursuant to the terms of the Amendment:

The number of shares of NeoStem Common Stock to be issued to the CBH Common Stockholders was reduced to an aggregate of 7,150,000 shares, with no additional shares being escrowed, and “Exchange Ratio” was amended such that, as of the date thereof, it was 0.19255;

The number of shares to be issued to RimAsia was increased to 6,458,009 shares of NeoStem Common Stock and 8,177,512 shares of NeoStem Series C Convertible Preferred Stock, each with a liquidation preference of $1.125 and convertible to shares of NeoStem Common Stock at an initial conversion price of $.90 (with the Class B warrants to be issued to RimAsia eliminated), in exchange for certain advances made or to be made by RimAsia and as described below under that certain Funding Agreement;

125,000 shares of NeoStem Common Stock will be issued to Erye Trading or its designee for assistance in effectuating the merger;

The number of shares of NeoStem Common Stock to be issued to Steven E. Globus and Chris Peng Mao, a director and the CEO of CBH, respectively, in exchange for satisfaction of loans made by them to CBH, shall be reduced to an aggregate of approximately 17,158 shares;

Conditions to closing were amended to (a) add a condition that in order to satisfy its obligations under a memorandum of understanding with EET, CBH shall have caused Erye to transfer the land and building for its principal manufacturing facility to Erye Trading or its affiliate for a sum to be agreed upon, and for Erye Trading or its affiliate to lease that facility back to Erye at a nominal fee for a term through the construction and validation period of Erye’s new manufacturing facility and until such date as Erye’s new facility is completed and fully operational (which transaction will remove a significant asset from the CBH balance sheet) and (b) provide that instead of a spin-off of the CBC shares as a liquidating distribution to the shareholders of CBH, such shares will be privately sold to a third party, and CBH and CBC each represent that it has the corporate power and authority to effect the CBC sale transaction;

•

Eric Wei will be added to the current Board of Directors of NeoStem immediately after the effective time and Shi Mingsheng will be added to the current Board of Directors of NeoStem immediately after receipt of all PRC approvals;

•

The exercise price of privately issued NeoStem warrants outstanding immediately prior to the closing of the merger has been adjusted from current exercise prices starting at $4.00 to adjusted exercise prices starting at $3.8182;

The Compensation Committee of NeoStem’s Board of Directors may, in lieu of lowering the exercise price of outstanding options to $.80 as provided in the original merger agreement, lower the exercise price to a price which is greater than $.80 (but not less than fair market value) and provide alternative cash or equity consideration to eligible NeoStem employees, directors, advisors and consultants;

The outside date for completion of the merger is extended to October 31, 2009.

•

There is no longer a need for new employment contracts for Robin Smith and Zhang Jian, and the consulting agreement for Chris Mao has been amended to release NeoStem and CBH from any obligations with respect to any employment agreement or arrangements between Mr. Mao and CBH and its affiliates;

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

•

Certain PRC approvals and assurances are no longer strict conditions to closing and instead CBH will use reasonable commercial efforts to obtain such approvals prior to closing. If NeoStem waives such condition, then such condition shall remain as a condition subsequent to the merger. Mr. Shi and Madame Jian will receive an aggregate of 203,338 shares of NeoStem Common Stock if all PRC approvals are timely received;

•	The number and price of shares may be adjusted to reflect any reverse stock split that the company may undertake at the time of the merger;

•

The parties reaffirm their respective representations and warranties, and CBC acknowledges that neither it nor any of its affiliates has or will have any claims against NeoStem or CBH and releases NeoStem and CBH in full; and

•	As an additional closing condition, NeoStem and CBH each shall provide to the other an opinion of counsel with respect to its corporate authorization of the merger.

Additionally, as of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is already a significant investor in Neostem and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia shall supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including approximately $1 million advanced to date), which amount shall be forgiven upon its receipt of the increased amount of NeoStem securities described above to be received by RimAsia as part of the merger consideration. If less than $1.6 million has been advanced at that time, the difference shall be paid to NeoStem at the closing of the merger. In the event the merger has not received shareholder approval by October 31, 2009, NeoStem is required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.

On July 15, 2009, Neostem filed a Form S-4 in connection with the Merger.

Disposal of CBC and Keyuan

Pursuant to the Amendment No. 1 to the Merger Agreement, as an additional covenant of CBH and an additional condition to NeoStem’s obligation to close, (a) no later than 15 days prior to the effective date of the Form S-4 NeoStem submitted to SEC on July 16, 2009, CBH shall have entered into a binding agreement to transfer the stock of CBC to a third party in a private transaction and (b) no later than 15 days prior to the Closing of the Merger plan with Neostem, CBH shall have consummated the transfer of all of the CBC stock to such third party, all in a manner such that, following the transfer, the only material assets and liabilities of CBH at the time of the merger shall be the Eyre Ownership and at least $550,000 cash, and CBH shall have no liabilities except transaction related expenses of $450,000 or less. All documents and accounting for such CBC sale transaction shall be reasonably acceptable to NeoStem and shall include a full release in favor of NeoStem and its affiliates from any and all claims or liabilities due or asserted to be due to CBC, Keyuan or any of their affiliates. CBH shall take appropriate action to liquidate or extinguish any intercompany debt owed to CBH or Erye by CBC or Keyuan or any of their affiliates

On July 11, 2009, the Company decided to take actions to comply with the requirements of Amendment No. 1 to the Merger Agreement and to write off Keyuan. The CBC transaction was in process and not consummated as of June 30, 2009, therefore, in accordance with SFAS 144, Keyuan and CBC were consolidated as continuing operations in the accompany consolidated financial statements. The Company currently intends to put CBC into a trust for the benefit of all CBH shareholders to wind down all CBC’s current operations, if any.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 21 – SUBSEQUENT EVENT

On July 11, 2009, the board of directors of CBH approved to issue 50,000 CBH common shares to a consultant for professional services he provides to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as “we”, “our,”, “us”, or “the Company”. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning the Merger Agreement we signed with Neostem Inc., our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Further information on potential factors that could affect our business is described under the heading “Risks Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

As reported on our Current Report on Form 8-K dated November 6, 2008, On November 2, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NeoStem, Inc., a Delaware corporation (“NeoStem”), China Biopharmaceuticals Corp., a British Virgin Islands corporation and our wholly-owned subsidiary (“CBC”), and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem (“Merger Sub”). The Merger Agreement contemplates our merger with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”); provided, that prior to the consummation of the Merger, we will spin off all of our shares of capital stock of CBC to our stockholders in a liquidating distribution so that the only material assets of us following such spin-off will be our 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China (the “PRC”), plus net cash which shall not be less than $550,000. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of our shares of common stock, par value $.01 per share (“CBH Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be converted into the right to receive, in the aggregate, 7,500,000 shares of common stock, par value $.001 per share, of NeoStem (the “NeoStem Common Stock”) (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia Capital Partners, L.P. (“RimAsia”), a current holder of approximately 14% of the outstanding shares of NeoStem Common Stock and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the “CBH Series B Preferred Stock”), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share. At the Effective Time, in exchange for cancellation of all of the outstanding shares of CBH Series A Convertible Preferred Stock, par value $.01 per share, of CBH (the “CBH Series A Preferred Stock”) held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons an aggregate of 50,000 shares of NeoStem Common Stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH’s expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.

Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share. Upon consummation of the transactions contemplated by the Merger, Merger Sub will own 51% of the ownership interests in Erye, and Suzhou Erye Economy and Trading Co. Ltd., a company incorporated in the PRC (“EET”), will own the remaining 49% ownership interest. As of July 1, 2009, the Company entered into an Amendment No. 1 to Agreement and Plan of Merger with NeoStem, CBC and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary (“Amendment”). Pursuant to the terms of the Amendment:

The number of shares of NeoStem Common Stock to be issued to the CBH Common Stockholders was reduced to an aggregate of 7,150,000 shares, with no additional shares being escrowed, and “Exchange Ratio” was amended such that, as of the date thereof, it was 0.19255;

The number of shares to be issued to RimAsia was increased to 6,458,009 shares of NeoStem Common Stock and 8,177,512 shares of NeoStem Series C Convertible Preferred Stock, each with a liquidation preference of $1.125 and convertible to shares of NeoStem Common Stock at an initial conversion price of $.90 (with the Class B warrants to be issued to RimAsia eliminated), in exchange for certain advances made or to be made by RimAsia and as described below under that certain Funding Agreement;

125,000 shares of NeoStem Common Stock will be issued to EET or its designee for assistance in effectuating the Merger;

The number of shares of NeoStem Common Stock to be issued to Steven E. Globus and Chris Peng Mao, a director and the CEO of CBH, respectively, in exchange for satisfaction of loans made by them to CBH, shall be reduced to an aggregate of approximately 17,158 shares;

Conditions to closing were amended to (a) add a condition that in order to satisfy its obligations under a memorandum of understanding with EET, CBH shall have caused Erye to transfer the land and building for its principal manufacturing facility to EET or its affiliate for a sum to be agreed upon, and for EET or its affiliate to lease that facility back to Erye at a nominal fee for a term through the construction and validation period of Erye’s new manufacturing facility and until such date as Erye’s new facility is completed and fully operational (which transaction will remove a significant asset from the CBH balance sheet) and (b) provide that instead of a spin-off of the CBC shares as a liquidating distribution to the shareholders of CBH, such shares will be privately sold to a third party, and CBH and CBC each represent that it has the corporate power and authority to effect the CBC sale transaction;

•

Eric Wei will be added to the current Board of Directors of NeoStem immediately after the effective time and Shi Mingsheng will be added to the current Board of Directors of NeoStem immediately after receipt of all PRC approvals;

•

The exercise price of privately issued NeoStem warrants outstanding immediately prior to the closing of the merger has been adjusted from current exercise prices starting at $4.00 to adjusted exercise prices starting at $3.8182;

•

The Compensation Committee of NeoStem’s Board of Directors may, in lieu of lowering the exercise price of outstanding options to $.80 as provided in the original Merger Agreement, lower the exercise price to a price which is greater than $.80 (but not less than fair market value) and provide alternative cash or equity consideration to eligible NeoStem employees, directors, advisors and consultants;

•	The outside date for completion of the merger is extended to October 31, 2009.

•

There is no longer a need for new employment contracts for Robin Smith and Zhang Jian, and the consulting agreement for Chris Mao has been amended to release NeoStem and CBH from any obligations with respect to any employment agreement or arrangements between Mr. Mao and CBH and its affiliates

•

Certain PRC approvals and assurances are no longer strict conditions to closing and instead CBH will use reasonable commercial efforts to obtain such approvals prior to closing. If NeoStem waives such condition, then such condition shall remain as a condition subsequent to the merger. Mr. Shi and Madame Jian will receive an aggregate of 203,338 shares of NeoStem Common Stock if all PRC approvals are timely received;

•	The number and price of shares may be adjusted to reflect any reverse stock split that the company may undertake at the time of the merger;

•

The parties reaffirm their respective representations and warranties, and CBC acknowledges that neither it nor any of its affiliates has or will have any claims against NeoStem or CBH and releases NeoStem and CBH in full; and

•	As an additional closing condition, NeoStem and CBH each shall provide to the other an opinion of counsel with respect to its corporate authorization of the merger.

Additionally, as of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is already a significant investor in Neostem and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia shall supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including approximately $1 million advanced to date), which amount shall be forgiven upon its receipt of the increased amount of NeoStem securities described above to be received by RimAsia as part of the Merger consideration. If less than $1.6 million has been advanced at that time, the difference shall be paid to NeoStem at the closing of the Merger. In the event the Merger has not received shareholder approval by October 31, 2009, NeoStem is required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.

On July 15, 2009, Neostem filed a Form S-4 in connection with the Merger. On July 11, 2009, the Company decided to take actions to comply with the requirements of the Merger Agreement and its amendment and to spin off or dissolve CBC and to write off CBC’s 90% owned subsidiary Keyuan Pharmaceutical R&D Co., Ltd. The Company currently intends to put CBC into a trust for the benefit of all CBH shareholders to wind down all CBC’s current operations, if any.

The transactions contemplated by the Merger Agreement and the Amendment are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem’s acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement and its Amendment. If the necessary approvals for the Merger are not obtained and the Merger is not consummated, we will fail to comply with our agreement with RimAsia which may cause irreparable damage to our business and operations.

For more detailed information regarding the Merger, please refer to the Form S-4 filed on July 15, 2009 at http://www.sec.gov/Archives/edgar/data/320017/000114420409037330/v153023_s4.htm.

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

For revenue from R&D service, revenue is recognized based on fixed-price refundable new drug contracts. The fixed-price refundable new drug contract is also called as milestone contract, which establishes the phase goals of the R&D service provided by the Company and the corresponding milestone payments by the customers. Milestone payments become payable and are recognized as revenue when milestone goals, as defined in the contract, are achieved. Milestones are substantive and not derived solely from arriving at a specific date. Revenue is recognized when milestone goals are achieved at the amount of the corresponding milestone payment. To determine when milestones are achieved, typically, the milestone goals require one or more of the following: (1) a certificate from a licensed authoritative agency, (2) approval/acknowledgement by a governmental agency, such as agency like Food and Drug Administration of the United States,(3) an authoritative professional appraisal report, or (4) an independent technological feasibility report, testing analysis and other form of valuation on the result and value of products and service. After receipt of the certificate, and/or approval and/or report, continued service is not required thus the respective milestone goals are achieved. Therefore, the milestone payment is no longer refundable and revenue is recognized.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements..

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. SFAS 157, Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 20,370,298 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

NONCONTROLLING INTERESTS

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the date of our financial statements were issued in this filing.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUE

Revenue for the three months ended June 30, 2009 was $15,343,058 while the revenue for the three months ended June 30, 2008 was $13,340,544, representing an approximately 15.0% increase. The increase is mainly attributed to the increase in production and sales of prescription drugs, which has increased 25.2% compared with the same period of 2008. The Company has improved its sales structure, and expanded the market of products to include products with higher gross profit and sales volume. The sales of the major products have increased 58.7% compared with the same period of 2008. Taking advantage of the governmental new policy, especially the provincial online purchase system, the Company has made significant progress in expanding its sales market. Sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China. More than 60% drug categories of the Company have been allowed to enter the New Rural Cooperative Medical Insurance System, through which the Company realized stable growth.

COST OF GOODS SOLD

Cost of goods sold for the three months ended June 30, 2009 was $10,029,504 as compared to $9,215,170 for the three months ended June 30, 2008. Cost of goods sold as a percentage of sales revenues was approximately 65.4% for the three months ended June 30, 2008 compared to approximately 69.1% for the three months ended June 30, 2008. The increase in cost of goods sold in terms of dollar amount is associated with the increase of sales.

GROSS PROFIT

Gross profit in the three months ended June 30, 2009 amounted to $5,313,554, as compared to $4,125,374 for the three months ended June 30, 2008, representing approximately 28.8% increase. The gross profit margin for the three months ended June 30, 2009 was 34.6% compared to approximately 30.9% for the three months ended June 30, 2008. The increase is attributed primarily by the Company’s increased sales of products of higher gross margin replacing products with lower gross margin, especially the high margin products in Cephems and Penicilin.The sales of powders for injection (Cephems) and of Penicillin still play a dominant role. The sales volume for all products has increased 20.1% compared with the same period of 2008, which has lower the fixed cost per product unit and the entire product cost decreased and improved the profit margin as a result.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2009 amounted to $1,447,685 as compared to $1,465,764 for the three months ended June 30, 2008, representing 1.2% decrease.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended June 30, 2009 were $225,559 as compared to $241,400 for the three months ended June 30, 2008. Erye has been working on its research and development projects and one major project has reached the clinical trial stage as of June 30, 2009. As a result, the research and development expenses associated with such projects decreased.

INCOME FROM OPERATIONS

Income from operations in the three months ended June 30, 2009 amounted to $3,865,869, as compared to $2,659,610 for the three months ended June 30, 2008, representing approximately 45.4% increase. The increase is mainly attributable by Erye’s strong performance in sales revenue.

OTHER INCOME (EXPENSE)

Other expense net of other income was $870, 251 for the three months ended June 30, 2009, with $805,730 increase compared with $64,521 other expense for the three months ended June 30, 2008. The main reason of the increase was attributed by the $947,650 loss recognized from change in fair value of warrants after adopting the new accounting standard EITF 07-5.

PROVISION FOR INCOME TAX

Provision for income tax for the three months ended June 30, 2009 and 2008 were $513,347 and $331,204, respectively with 55.0% increase. The increase is due to Erye’s strong performance in sales revenue and the related income tax increased.

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS

Net income available to common shareholders for the three months ended June 30, 2009 was $768,315 compared to $811,553 for the three months ended June 30, 2008, representing 5.3% decrease. The net income decrease is mainly attributed to the changes of warrant liabilities accrual of $944,064compared $0 with the same period of 2008.offset by sales increase and improved gross profit margin as a result of Erye’s strong performance during the three months ended June 30, 2009. The Company has improved its sales structure, reorganized its sales teams and sales direction based on the National Medical Reform Proposal. The Company has also integrated its customer’s resources and purchasing power, which helped it make the significant progress in sales.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUE

Revenue for the six months ended June 30, 2009 was $27,991,065 compared with $24,313,785 for the six months ended June 30, 2008, representing an approximately 15.1% increase. The increase is mainly attributed to the increase in production and sales of prescription drugs, which has increased 33.3% compared with the same period of 2008. The Company has improved its sales structure, and expanded the market of products to include products with higher gross profit and sales volume. The sales of the major products have increased 58.7% compared with the same period of 2008. Taking advantage of the governmental new policy, especially the provincial online purchase system, the Company has made significant progress in expanding its sales market. Sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China. More than 60% drug categories of the Company have been allowed to enter the New Rural Cooperative Medical Insurance System, through which the Company realized stable growth.

COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2009 was $18,630,722 as compared to $16,926,332 for the six months ended June 30, 2008. Cost of goods sold as a percentage of sales revenues was approximately 66.6% for the six months ended June 30, 2008 compared to approximately 69.6% for the six months ended June 30, 2008. The increase in cost of goods sold in terms of dollar amount is associated with the increase of sales.

GROSS PROFIT

Gross profit in the six months ended June 30, 2009 amounted to $9,360,343, as compared to $7,387,453 for the six months ended June 30, 2008, representing approximately 26.7% increase. The gross profit margin for the six months ended June 30, 2009 was 33.4% compared to approximately 30.4% for the six months ended June 30, 2008. The increase is attributed primarily to the Company’s increased sales of products of higher gross margin replacing products with lower gross margin, especially the high margin products in Cephems and Penicilin.The sales of powders for injection (Cephems) and of Penicillin still play a dominant role. The sales volume has increased 20.1% compared with the same period of 2008, which has lower the fixed cost per product unit and the entire product cost decreased and improved the profit margin as a result.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2009 was $2,875,155 as compared to $2,558,508 for the six months ended June 30, 2008, representing 12.4% decrease. The decrease of operation expenses is related to the increase of sales. In particular, selling expense increased significantly for six months ended June 30, 2009 compared with the same period of 2008, among which the travel expense increased 11.2% and meals and entertainment expense increased 82.2%, which were related to visiting customers in wider sales markets more frequently. The Company also incurred bad debt expense which amounted to $72,011 in the six months ended June 30, 2009.

RESEARCH AND DEVELOPMENT

Research and development costs for the six months ended June 30, 2009 were $239,492 as compared to $259,347 for the six months ended June 30, 2008. Erye has been working on its research and development projects and one major project has reached the clinical trial stage as of June 30, 2009. As a result the research and development expenses associated with such projects decreased.

INCOME FROM OPERATIONS

Income from operations in the six months ended June 30, 2009 amounted to $6,485,188, as compared to $4,828,945 for the six months ended June 30, 2008, representing approximately 34.3% increase. The increase is mainly attributable by Erye’s strong performance in sales revenue.

OTHER INCOME (EXPENSE)

Other expense net of other income was $939,166 for the six months ended June 30, 2009, with $829,918 increase compared with $109,248 other expense for the three months ended June 30, 2008. The main reason of the increase was attributed by the $946,708 loss recognized from change in fair value of warrants for the six months ended June 30, 2009 after adopting the new accounting standard EITF 07-5.

PROVISION FOR INCOME TAX

Provision for income tax for the six months ended June 30, 2009 and 2008 were $862,407 and $630,613, respectively with 36.8% increase. The increase is due to Erye’s strong performance in sales revenue and the related income tax increased.

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS

Net income available to common stock shareholders for the six months ended June 30, 2009 was $1,843,088 compared to $1,303,629 for the six months ended June 30, 2008, representing 41.4% increase. The net income increase is mainly attributed by sales increase and gross profit margin improved through Erye’s strong performance for the three months ended June 30, 2009. The Company has improved its sales structure, reorganized their sales teams and sales direction based on the National Medical Reform Proposal. The Company has also integrated its customer’s resources and purchasing power, which helped it make the significant progress in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, total current assets were $24,816,024 and total current liabilities were $21,834,727. Cash and cash equivalents on June 30, 2009 was $2,443,053, an increase of $1,861,326 from the $581,727 reported on December 31, 2008. The increase in cash and can equivalents is mainly attributable to the increase in sales revenue of Erye and the receivable collections which increased.

For the six months ended June 30, 2009, net cash provided by continuing operating activities was $9,177,733. Cash provided by operating activities results primarily from the Erye’s strong performance in sales and increase in its profit margin. Erye has paid $3,971,886 more for its inventories in order to produce sufficient products for the busy sales season that is expected to start during the 3rd Quarter of 2009.

Net cash used in investing activities and financing activities were $2,436,217 and $4,850,396, respectively, for the six month ended June 30, 2009. Cash provided by investing activities during the period was mainly contributed by the withdrawal $4,385,595 from the short-term investment account of Erye. The Company also used $3,712,700 for the construction of the new plant, and purchases of equipment, and lent $2,667,574 out as loans. During the quarter, Net cash used in financing activities was mainly due to Erye repayment of $2,491,690 short-term bank loans and deposited $2,361,338 more in bank accounts for the notes payable issued.

Relocation of Erye

The new plant of Erye is currently under construction. To date, all the buildings in the manufacturing area have been completed, and the Purification plant is under construction and the equipment has been delivered and in the process of being assembled. The Company expects that the Penicillin and Cephems sterile injection powder workshops will be completed by the end of 2009. In early 2010, the company plans to apply for GMP approval with China Food and Drug Administration (SFDA) for these two workshops.

The total expenditure of the new factory project and the relocation of Erye is estimated up to $29,340,000 (RMB200,000,000), of which $12,874,567has been spent to date.

OUTLOOK

Our Company has entered into a Merger Agreement with Neostem and expects to complete the Merger on the third or fourth quarter of 2009, subject to receipt of all necessary approvals.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. As of June 30, 2009, the value of the Renminbi to the U.S. dollar was translated at 6.83 RMB to $1.00 USD.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified significant deficiencies related to the following:

1. Insufficient U.S.GAAP qualified accounting and finance personnel.

As U.S. GAAP closing process relates to non-routine transactions and estimates, we didn’t have sufficient and skilled accounting and finance personnel necessary to close our books under U.S.GAAP at our subsidiaries in China because of the differences between two accounting policies, and on the other hand, the accounting person aren’t familiar with U.S.GAAP and lack of training. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weakness described above.

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

As disclosed in our Management’s Annual Report on Internal Control over Financial Reporting filed with the 2008 Form 10K, the Company’s management has identified the steps necessary to address the material weaknesses described above and we are in the process to have the remediation procedures implemented.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2009, except as described below, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

We are continuing to build our accounting resources in response to the weaknesses. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated.

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

By: /s/ Chris Peng Mao

Name: Chris Peng Mao
Title: Chief Executive Officer
Date: August 18, 2009

By: /s/ ZHANG Jian

Name: ZHANG Jian
Title: Chief Financial Officer
Date: August 18, 2009