Form 10-Q
period 2009-09-30
CHINA BIOPHARMACEUTICALS HOLDINGS INC
filed 2009-10-29
CIK 352868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 814-00063

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.

(Exact Name of registrant as specified in its charter)

Delaware	13-2949462

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 859, Pan Xu Road, Suzhou,
Jiangsu Province, China 215000

(Address of principal executive offices)(Zip Code)

(86) 512 6855 0568

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
of changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,207,313 shares of Common Stock, par value $0.01 per share, as of October 29, 2009.

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008

ASSETS
	(Unaudited)
CURRENT ASSETS:
Cash	$2,847,192	$470,672
Short term investment	15,297	4,432,657
Restricted cash	3,935,443	1,373,228
Accounts receivable, net of allowance for doubtful accounts of $323,330 and
$290,856 at September 30, 2009 and December 31, 2008, respectively	3,155,766	3,371,225
Other receivables and prepayments, net of allowance for doubtful accounts of
$224,928 and $224,928 at September 30, 2009 and December 31, 2008, respectively	288,415	505,987
Other receivables - related parties	331,500	321,500
Advances to suppliers	266,630	45,877
Inventories, net of $26,249 and $26,250 allowance at September 30, 2009		—
and December 31, 2008, respectively	11,868,536	9,033,655
Loans receivable	2,743,290	—
Assets to be disposed	—	178,717

Total current assets	25,452,069	19,733,518

PLANT AND EQUIPMENT, NET	4,254,381	4,236,173
CONSTRUCTION-IN-PROGRESS	14,309,440	7,379,805

OTHER ASSETS:
Intangible asset, net	7,451,877	7,587,057
Long term prepayments	—	80,541
Advance on patent purchase	1,321,561	1,321,561
Other assets	30,676	40,678

Total other assets	8,804,114	9,029,837

Total assets	$52,820,004	$40,379,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$10,080,577	$4,563,837
Accounts payable and accrued liabilities	6,355,613	4,870,285
Other payables	879,054	1,129,031
Other payables - related parties	239,571	666,694
Customer deposits	—	998,006
Taxes payable	2,620,303	2,212,422
Short-term loans	117,360	2,611,260
Dividend payables	1,110,346	1,110,346
Liabilities to be disposed	—	411,351

Total current liabilities	21,402,824	18,573,232

LONG TERM LIABILITIES:
Long-term loans - related party	7,702,767	—
Warrants liabilities	1,429,698	—

Total long-term liabilities	9,132,465	—

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - Series B, $0.01 par value, 6,185,607
shares issued and outstanding at September 30, 2009 and December 31, 2008	12,508,534	12,508,534

EQUITY
Preferred stock - $0.01 par value, 10,000,000 shares authorized;
Series A, Nil and 50,000 share issued and outstanding at September 30, 2009 and December 31, 2008, respectively;	—	500
Series B, 6,185,607 shares issued and outstanding at September 30, 2009, classified above outside permanent shareholders’ equity.

Common stock, $0.01 par value, 200,000,000 shares authorized; 37,207,313 and 36,590,312 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	372,073	365,903
Paid-in capital	10,661,636	13,222,851
Capital receivable	—	(252,471)
Statutory reserves	1,398,677	1,508,798
Accumulated deficit	(11,034,247)	(16,797,813)
Accumulated other comprehensive income	569,853	904,971

Total shareholders’ equity (deficit)	1,967,992	(1,047,261)
Non-controlling interests	7,808,189	10,344,828

Total equity	9,776,181	9,297,567

Total liabilities and shareholders’ equity	$52,820,004	$40,379,333

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUE	$17,051,816	$12,512,711	$45,042,881	$36,767,712

COST OF REVENUE	11,129,366	8,596,513	29,760,088	25,522,533

GROSS PROFIT	5,922,450	3,916,198	15,282,793	11,245,179

OPERATING EXPENSES:
Research and development	76,035	30,620	312,098	279,909
Selling, general and administrative	1,332,672	1,176,356	3,926,645	3,424,263

Total operating expenses	1,408,707	1,206,976	4,238,743	3,704,172

INCOME FROM OPERATIONS	4,513,743	2,709,222	11,044,050	7,541,007

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(3,692)	76,212	(6,871)	7,099
Gain on trading securities	42,510	—	54,015	—
Changes in fair value of warrants	(41,066)	—	(1,005,774)	—
Other (expense) income, net	(51,683)	13,596	(34,279)	(14,058)

Total other (expense) income, net	(53,931)	89,808	(992,909)	(6,959)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NON-CONTROLLI	4,459,812	2,799,030	10,051,141	7,534,048

PROVISION FOR INCOME TAXES	554,133	377,583	1,416,393	1,008,196

INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST	3,905,679	2,421,447	8,634,748	6,525,852

Less - Income from continuing operations attributable to noncontrolling interest	1,997,403	1,186,470	4,841,743	3,343,935

INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	1,908,276	1,234,977	3,793,005	3,181,917

LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST
Loss from discontinued operations, net of tax effect	35,381	78,342	77,022	87,369
Loss from disposal of discontinued operations, net of tax effect	417,150	—	417,150	—

Loss from discontinued operations	452,531	78,342	494,172	87,369

INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,455,745	1,156,635	3,298,833	3,094,548

Dividends and accretion on redeemable preferred stock	—	(318,308)	—	(952,592)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	1,455,745	838,327	3,298,833	2,141,956

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment attributable to controlling interest	(58,294)	21,881	(335,118)	474,179
Foreign currency translation adjustment attributable to non-controlling interest	24,781	46,611	(240,944)	494,809

COMPREHENSIVE INCOME	$1,422,232	$906,819	$2,722,771	$3,110,944

EARNINGS PER SHARE- BASIC
Continuing operations	0.05	0.02	0.10	0.06
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Earnings per share - Basic	$0.04	$0.02	$0.09	$0.06

EARNINGS PER SHARE- DILUTED
Continuing operations	0.04	0.02	0.08	0.06
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Earnings per share - Diluted	$0.03	$0.02	$0.07	$0.06

WEIGHTED AVERAGED NUMBER OF SHARES OUTSTANDING:
Basic	37,082,739	36,490,312	37,082,457	36,490,312

Diluted	49,453,953	36,490,312	49,453,671	36,490,312

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	CHINA BIOPHARMACEUTICALS HOLDINGS, INC. Shareholders								Accumulated

								Accumulated	Other Income
	Preferred stock (series A)		Common Stock		Paid-in	Capital	Statutory	Income	Comprehensive	Noncontrollig

	Shares	Par value	Shares	Par Value	Capital	Receivable	Reserves	(Deficit)	(Loss)	Interest	Totals

BALANCE, December 31, 2007	50,000	$500	36,490,312	$364,903	$13,178,101	$(252,471)	$976,439	$(18,059,232)	$389,084	$5,942,144	$2,539,468

Stock based compensation					18,750						18,750
Dividends and accretion on redeemable preferred stock								(1,033,239)			(1,033,239)
Net income								2,141,956		3,385,321	5,527,277
Statutory reserves							691,820	(691,820)			—
Foreign currency translation adjustments									474,179	494,809	968,988

BALANCE, September 30, 2008 (Unaudited)	50,000	500	36,490,312	364,903	13,196,851	(252,471)	1,668,259	(17,642,335)	863,263	9,822,274	8,021,244

Common shares issued for service			100,000	1,000	26,000						27,000
Net income								685,061		536,727	1,221,788
Statutory reserves							(159,461)	159,461			—
Foreign currency translation adjustments									41,708	(14,173)	27,535

BALANCE, December 31, 2008	50,000	$500	36,590,312	$365,903	$13,222,851	$(252,471)	$1,508,798	$(16,797,813)	$904,971	10,344,828	$9,297,567
Cumulative effect of reclassification of warrants					(8,874,548)			8,450,624			(423,924)

BALANCE, January 1, 2009, as adjusted	50,000	500	36,590,312	365,903	4,348,303	(252,471)	1,508,798	(8,347,189)	904,971	10,344,828	8,873,643

Reconcilation of discrepancy shares	25,000	250	492,001	4,920	(5,170)						—
Conversion of preferred stock	(75,000)	(750)	75,000	750	—						—
Common shares issued for service			50,000	500	11,000						11,500
Dividend declaration					6,307,503			(6,712,396)		(7,208,920)	(7,613,813)
Disposal of Keyuan and CBC						252,471	(110,121)	726,505	(83,176)	71,482	857,161
Net income								3,298,833		4,841,743	8,140,576
Foreign currency translation adjustments									(251,942)	(240,944)	(492,886)

BALANCE, September 30, 2009 (Unaudited)	—	$—	37,207,313	$372,073	$10,661,636	$—	$1,398,677	$(11,034,247)	$569,853	$7,808,189	$9,776,181

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income available to common shareholders	$3,298,833	$2,141,956
Dividends and accretion on redeemable preferred stock	—	952,592

Income attributable to controlling interest	3,298,833	3,094,548
Loss from discontinued operations	494,172	87,369

Income from continuing operations attributable to controlling interest	3,793,005	3,181,917
Income from continuing operations attributable to noncontrolling interest	4,841,743	3,343,935

Income from continuing operations	8,634,748	6,525,852
Adjustments to reconcile net income from operations to cash provided by operating activities:
Amortization of shares issued for service	11,500	18,750
Depreciation	402,005	398,305
Amortization	135,106	132,931
Bad debt expense	32,449	58,965
Change in fair value of warrants	1,005,774	—
Change in operating assets and liabilities:
Accounts receivable	182,848	(488,973)
Accounts receivable - related parties	—	(15,743)
Other receivable and prepayments	315,155	1,062,777
Advance to suppliers	(140,107)	520,053
Inventories	(2,832,755)	(667,406)
Other assets	10,002	29,791
Increase in notes payable	5,512,603	3,303,245
Accounts payable	1,054,248	(776,962)
Accounts payable - related parties	—	(79,021)
Other payable and other current liabilities	153,672	(754,151)
Customer deposits	(997,258)	565,082
Taxes payable	407,606	926,787

Net cash provided by continuing operating activities	13,887,596	10,760,282

CASH FLOWS FROM CONTINUING OPERATION INVESTING ACTIVITIES:
Income tax paid on dividend distributed to CBH	(404,893)	—
Proceeds from long term notes receivables	—	92,118
Purchase of equipment	(420,185)	(286,503)
Payment to construction-in-progress	(6,924,439)	(5,904,126)
Increase in other receivables - related parties	(10,000)	(698,569)
(Payments on) repayment received from loan to third parties	(2,741,233)	42,840
Decrease in short term Investment	4,414,048	1,146,960

Net cash used in continuing operation investing activities	(6,086,702)	(5,607,280)

CASH FLOWS FROM CONTINUING OPERATION FINANCING ACTIVITIES:
Increase in restricted cash	(2,560,294)	(993,147)
Principal payment on bank loans	(2,492,030)	(71,685)
Decrease on other payables - related parties	(499,872)
Increase (decrease) on long term liabilities	100,150	(13,659)

Net cash used in continuing financing activities	(5,452,046)	(1,078,491)

EFFECT OF EXCHANGE RATE ON CASH	27,672	(54,904)

Net cash provided by (used in) continuing operation	2,376,520	4,019,608

Cash provided by discontinued operation operating activities	(67,953)	52,742
Cash provided by discontinued operation investing activities	—	(1,048)
Cash providied by discontinued operation financing activities	—	126,307
Effect of exchange rate on cash - discontinued opeartions	(43,102)	(10,097)

Net cash (used in) provided by discontinued operations	(111,055)	167,904

CASH, beginning of period - continuing operations	470,672	634,189
CASH,beginning of period - discontinued operations	111,055	35,510

CASH, beginning of period	581,727	669,699

CASH, end of period - continuing operations	2,847,192	4,653,797
CASH, end of period - discontinued operations	—	203,414

CASH, end of period	$2,847,192	$4,857,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$81,073

Income taxes paid	$1,098,623	$112,150

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Loan payable to related party which was transferred from dividend payable and noncontrolling interes	$7,476,086	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1 - ORGANIZATION AND OPERATIONS

China Biopharmaceuticals Holdings, Inc. (“CBH”, “We” and “the Company”), a Delaware corporation, was originally organized as a Corporation under the laws of the state of New York on August 6, 1976. Since August 2004, the Company acquired various subsidiaries located in mainland China (“PRC”). The principal activities of the Company, through its subsidiaries, are research, manufacture, and sale of drug raw materials and intermediates as well as prescription and non-prescription drugs and traditional Chinese medicines. The Company is also engaged in the discovery, development and commercialization of innovative drugs and related bio-pharmaceutical products in China.

As a pre-condition to complete the merger with Neostem (see detail disclosure in Note 20), on July 11, 2009, the Company decided to spin-off China Biopharmaceuticals Corporation (“CBC”), the 100% owned subsidiary of CBH, and to write off the investment in Keyuan Pharmaceutical R&D Co., Ltd (“Keyuan”), which is 90% owned by CBC.

On September 4, 2009, CBH entered into a trust agreement with Stephen Globus, a board member of CBH, as trustee for the benefit of the holders of the common stock of CBH (the “Trust Agreement”). Keyuan was written off on August 31, 2009 (see detail disclosure in Note 20)

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The consolidated financial statements include the financial statements of the Company and all its majority-owned subsidiaries that require consolidation. Material inter-company transactions have been eliminated in the consolidation. The consolidated financial statements of China Biopharmaceuticals Holdings, Inc. and Subsidiaries reflect the activities of the following subsidiaries:

Entity	Percentage of Ownership	Location

CBH	Parent Company	United States of America
Erye	51% owned by CBH	People’s Republic of China (“P.R.C.)

In the accompanying financial statements, financial results related to the divested operations of CBC and Keyuan are presented as discontinued operations. Previously reported amounts have been restated to present the divested operations in a manner consistent with the current period presentation. Total assets and liabilities of CBC and Keyuan were reclassified as Assets( Liabilities) held for disposal on the consolidated balance sheet as of December 31, 2008. Unless otherwise noted, discussions and amounts throughout these notes relate to CBH’s continuing operations.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, the Company estimates the collectability of its receivables which affects the carry value of the related asset and the fair value of share-based compensation which affects the amount of compensation recognized in earnings. Management makes these estimates using the best information available at the time the estimate are made, however, actual results could differ materially from those estimates.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $569,853 and $ 904,971 as of September 30, 2009 and December 31, 2008, respectively. Assets and liabilities at September 30, 2009 and December 31, 2008 were translated at 6.82 and 6.82 RMB to $1.00. The average translation rates applied to income statement accounts and the statement of cash flows for the three and nine months ended September 30, 2009 were 6.82 and 6.82 RMB to $1.00, respectively. The average translation rates applied to income statement accounts, statement of cash flows for the three and nine months ended September 30, 2008 were 6.83 and 6.97 RMB to $1.00.

The Company adjusted $385,807 from accumulated other comprehensive income to non-controlling interest which was presented as component of equity section as of December 31, 2007 as a result of application of Financial Accounting Standard Board's (“FASB”) accounting standard regarding “Non-controlling Interest in Consolidated Financial Statements” effective January 1, 2009. For the nine months ended September 30, 2009 and 2008, $240,944 of loss and $494,809 of gain from translation adjustment was borne by noncontrolling interest.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

Concentration of Risks

Cash includes cash on hand and demand deposits in accounts maintained with banks within the People’s Republic of China, Hong Kong and the United States. Total cash in these banks at September 30, 2009 and December 31, 2008 amounted to $6,779,455 and $1,953,720 of which $18,102 and $0 deposits are federally-insured, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells pharmaceutical products to pharmacies and hospitals. There is no sales concentration risk for the Company since no sales to one customer individually accounted for more than 10% of the total sales revenue for the three and nine months ended September 30, 2009 and 2008.

For the three months ended September 30, 2009, one major supplier provided approximately 10.8% of the Company’s purchases of raw material. For the nine-month period ended September 30, 2009, two major suppliers provided approximately 26.0% of the Company’s purchases of raw materials with each supplier individually accounting for 15.7% and 10.3%, respectively. As of September 30, 2009, the total accounts payable to the two major suppliers was $777,168, 13.6% of the total accounts payable.

For the three months ended September 2008, two major suppliers provided approximately 28.5% of the Company’s purchases of raw materials with each supplier individually provided 15.7% and 12.8%, respectively. For the nine months ended September 30, 2008, two major suppliers provided approximately 33.1% of the Company’s purchases of raw materials with each supplier individually accounting for 18.4%, and 14.7%, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB's accounting standards regarding fair value of financial instruments and related fair value measurements. Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

As required by the accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Short term investment	$15,297	$15,297	—	—

Warrant liabilities	$(1,429,698)	—	$(1,429,698)	—

Other than the short-term investments and warrant liabilities carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with the FASB’s accounting standards.

Revenue Recognition

The Company has various categories of revenue resources: sales of new drug formulas, R&D services and revenue from sales of medical products.

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

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The Company reserves 20%, 50% and 100% for AR balances with aging more than six-month, nine-month and more than one year, respectively, based on the nature of the business and AR collection history.

Revenue was made up of the following product categories.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenue:
Intermediary pharmaceuticals products	$3,853,302	$2,744,041	$9,523,631	$10,261,372
Prescription drugs	13,140,136	9,750,436	35,460,872	26,490,154
Others	58,378	18,234	58,378	16,186

Total revenue	$17,051,816	$12,512,711	$45,042,881	$36,767,712

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Short Term Investment

In 2007, the Company opened an account with an investment broker to invest in a short term in initial public offering securities. The Company classified the account balance as trading securities, which should be carried at fair value with unrealized gains and losses reported as other comprehensive income. Total balance of this account was $15,297 and $4,432,657 as of September 31, 2009 and December 31, 2008, respectively. For the three and nine months ended September 30, 2009, the Company recorded $42,510 and $54,015 gain on trading securities, respectively. No realized gain or loss on short-term investment for the three and nine months ended September 30, 2008. In addition, there was no unrealized gain or loss relating to short-term investments for the three and nine months ended September 30, 2009 and 2008, there was no such amounts were included in other comprehensive income for the afore-mentioned periods.

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
SEPTEMBER 30, 2009
(Unaudited)

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

Impairment of Long-term Assets

Long-term assets of the Company are reviewed at each financial reporting date, more often if necessary, to determine whether their carrying value has become impaired, pursuant to the guidelines established by the FASB. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management concluded there was no impairment for its plant and equipment, and construction-in-progress as of September 30, 2009 and December 31, 2008.

Intangible asset - Land Use Rights

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

Intangible asset - Patents - Approved Drugs

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Effective January 1, 2007, the Company adopted an accounting standard which indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Warrants Liabilities

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, 20,370,298 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their corresponding issuance dates. On January 1, 2009, we reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $8,450,624 to beginning retained earnings and $423,924 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $1,429,698 as of September 30, 2009. As such, the Company recognized loss of $41,066 and $1,005,774 for the three and nine months ended September 30, 2009, respectively. These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Model using the following assumptions:

	September 30, 2009			December 31, 2008
	#A	#B	#C	#A	#B	#C
Number of warrants	1,000,000	7,370,298	12,000,000	1,000,000	7,370,298	12,000,000
Expected life (years)	0.34	0.44	2.64	1.1	1.2	3.4
Annual dividend yield	—	—	—	—	—	—
Risk-free interest rate	0.18%	0.18%	1.45%	0.4%	0.4%	1.1%
Expected volatility	86.1%	96.5%	130.2%	131.2%	134.5%	115.4%

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

Shares Subject to Mandatory Redemption

FASB’s accounting standard regarding certain financial instruments with characteristics of both liabilities and equity establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of this accounting standard must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. FASB’s accounting standard regarding classification and measurement of redeemable securities requires contingently redeemable securities to be classified outside of permanent equity until the contingency occurs, and then the instrument will need to be analyzed for proper classification as a liability or permanent equity.

The Company issued redeemable stock in November 2007 related to the settlement of notes payables owed to RimAisa. Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Therefore, liability accounting is not triggered because the stock is not mandatorily redeemable until after the fourth anniversary. However, pursuant to FASB’s accounting standard regarding classification and measurement of redeemable securities, the redeemable stock is classified outside of shareholders’ equity, because pursuant to the terms of the preferred stock, if the redeemable stock is not converted by the fourth anniversary, then mandatory redemption is triggered, and the shares will be reclassified to liabilities.

Comprehensive Income

FASB’s accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

Earnings per Share

The Company has adopted the FASB’s accounting standard regarding earnings per share (“EPS”) which requires the presentation of earnings per share as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as preferred stock, as well as warrants and options that are in the money.

Noncontrolling interests

Effective January 1, 2009, the Company adopted a FASB’s accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

The Company reclassified non-controlling interests in the amounts of $7,808,189 and $10,344,828 from the mezzanine section to equity in the September 30, 2009 and December 31, 2008 balance sheets, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of the FASB’s accounting standard regarding research and development costs, the Company expenses the costs associated with the research and development activities when incurred. None of the intangible assets of the Company was recorded based on R&D costs.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2009 and 2008 amounted $5,727 and $10,202, respectively. Advertising costs for the nine months ended September 30, 2009 and 2008 amounted $78,104 and $83,320, respectively.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs were $145,352 and $90,620 for the three-month period ended September 30, 2009 and 2008, and $376,308 and $288,691 for the nine months ended September 30, 2009 and 2008, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current period’s presentation. Those reclassifications had no material effect on operations or cash flows.

The Company made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of the FASB’s accounting standards regarding non-controlling interest, as well as the standards regarding the discontinued operations. The reclassifications had no impact on previously reported net income.

Recent Accounting Pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 - RESTRICTED CASH

Restricted cash consisted of the followings:

	September 30, 2009	December 31, 2008
Name of Bank	(Unaudited)

Hua Xia Bank, Suzhou	$374,179	$3,863
China CITIC Bank	683,215	1,369,365
China Merchants Bank	2,875,892	—
Others	2,157	—

Total	$3,935,443	$1,373,228

Note 4 - ACCOUNTS RECEIVABLE, NET

The Company had accounts receivable amounted to $3,155,766 and $3,371,225 after net of allowance for doubtful accounts of $323,330 and $290,856 as of September 30, 2009 and December 31, 2008, respectively.

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Accounts receivable	$3,479,096	$3,662,081
Allowance for doubtful accounts	(323,330)	(290,856)

Accounts receivable, net	$3,155,766	$3,371,225

The following table consists of allowance for doubtful accounts.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Allowance for doubtful accounts, December 31, 2007	$410,192
Addition	—
Recovery	(145,484)
Translation adjustment	26,148

Allowance for doubtful accounts, December 31, 2008	$290,856
Addition	33,639
Written-off	(1,190)
Recovery	—
Translation adjustment	25

Allowance for doubtful accounts, September 30, 2009 (Unaudited)	$323,330

As of September 30, 2009 and December 31, 2008, management concluded its allowance for bad debts was adequate.

Note 5 - INVENTORIES, NET

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$4,355,711	$2,043,597
Refinery materials	1,682,399	2,231,623
Packaging supplies	351,464	274,282
Finished goods	5,007,524	3,859,646
Work in process	475,976	637,021
Sundry supplies	21,711	13,736

Total inventory	11,894,785	9,059,905
Minus: inventory allowance	(26,249)	(26,250)

Total inventories, net	$11,868,536	$9,033,655

As of September 30, 2009 and December 31, 2008, the Company reserved $26,249 and $26,250 as inventory allowance, respectively.

Note 6 – LOANS RECEIVABLE

The Company had loans to three unrelated parties amounting to $1,980,450, $586,800, and $176,040 with a total loan amount of $2,743,290 as of September 30, 2009. The loans are non-interest bearing, unsecured and due on demand.

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	(Unaudited)

Plant	$2,482,911	$2,446,124
Machinery and equipment	7,690,665	7,306,952
Vehicles	196,093	196,093

Total plant and equipment	10,369,669	9,949,169
Less: accumulated depreciation	(6,115,288)	(5,712,996)

Plant and equipment, net	$4,254,381	$4,236,173

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $120,184 and $114,095, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $402,005 and $398,305, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Erye is currently under construction of a new factory and will relocate to the new place after the entire project is completed. Construction in progress is related to a production facility being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the work shops for the main products – Penicillin and Cephems Sterile Injection Powder will be completed by the end of 2009 and the estimated additional cost to be completed will be approximately $13.50 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

As of September 30, 2009 and December 31, 2008, the Company had construction-in-progress amounted to $14,309,440 and $7,379,805, respectively. For the three months ended September 30, 2009 and 2008, the Company capitalized interest as part of construction-in-progress amounted to $109,034 and $19,736, respectively. For the nine months ended September 30, 2009 and 2008, the Company capitalized interest as part of construction-in-progress amounting to $285,162 and $105,056 with 5.6% and 7.0% effective weighted average interest rate, respectively.

Note 9 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)

Land use rights:	$8,058,504	$8,058,504
Less: accumulated amortization	(765,562)	(641,074)

Land use rights, net	7,292,942	7,417,430

Patent - Approved drugs	190,710	190,710
Less: accumulated amortization	(31,775)	(21,083)

Patent, net	158,935	169,627

Total intangible assets, net	$7,451,877	$7,587,057

Land use rights are pledged as collateral for notes payable as of September 30, 2009. Amortization expense for the three months periods ended September 30, 2009 and 2008 amounted $55,047 and $25,747, respectively. Amortization expenses for the nine months periods ended September 30, 2009 and 2008 amounted $135,106 and $132,931, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On September 1, 2008, the Company and RimAisa entered into a Memorandum of Understanding (the “Understanding”). Pursuant to term #2 of the Understanding, both parties agreed that all the proceeds arising from the land of Erye’s original plant belong to Erye Trading (including income derived from relocation compensation, lease, transfer or other income related to the land use right). As of September 30, 2009, the aforesaid land use right was valued at approximately $5,500,000 net of accumulated amortization.

One of the Company’s patent of approved drug was fully amortized during 2008, $151,790 of costs and accumulated amortization were deducted from intangible asset account.

The following table consists of the expected amortization expense for the next five years:

Years ended September 30,	Amount

2010	$180,142
2011	180,142
2012	180,142
2013	180,142
2014	180,142
Thereafter	6,551,167

Total	$7,451,877

Note 10 - RELATED PARTIES TRANSACTIONS

Other Receivables – Related Parties

Other receivable contained the following related party balances where Enshi was the discontinued subsidiary since July 2007. Chris Peng Mao is the CEO of the Company. Lufan An is the board member and shareholder of the Company. Stephen Globus is a shareholder of CBC.

	September 30, 2009	December 31, 2008	Due From	Term	Manner of Settlement
	(Unaudited)

CBH	$46,058	$46,058	Chris Peng Mao	Short Term	Cash
CBH	10,000	10,000	Lufan An	Short term	Cash
CBH	10,000	—	Stephen Globus	Short Tern	Cash
CBH	265,442	265,442	Enshi	Short Term	Cash

Total	$331,500	$321,500

Other Payables – Related Parties

	September 30, 2009	December 31, 2008	Due To	Term	Manner of Settlement
	(Unaudited)

Erye	$42,949	$499,186	Erye Trading	Short Term	Cash
CBH	196,622	167,508	Erye Trading	Short Term	Cash

Total	$239,571	$666,694

Erye Trading was a company owned by minority shareholders of Erye. The 38 minority shareholders of Erye transferred their shares of Erye to Erye Trading in 2008 and the transactions was consummated on June 24, 2008. Erye Trading is the 49% shareholder of Erye as of September 30, 2009.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Long-term Loans – Related Party

	September 30, 2009	December 31, 2008	Due To	Term	Manner of Settlement
	(Unaudited)

Erye	$7,702,767	$—	Erye Trading	Long-term	Cash

In May 2009, Erye entered a loan agreement with Erye Trading, the noncontrolling shareholder of Erye, to borrow the dividend Erye was entitled to for the purpose of constructing the new factory pursuant to the board resolutions executed on the same time. The total loan amounted to $7,702,767 was unsecured with due date on the later of 1)one year after all new buildings pass the inspection, and the new factory is in the production stage; 2) December 31, 2013. The applied interest rate equals to the prevailing interest rate of the one-year bank loan, currently 5.31% per annum. Interest payment is due every six months. Erye Trading will lend Erye the dividend received from Erye in future following the same terms.

For the three months and nine months ended September 30, 2009, Erye accrued $103,154 and $232,063 interest expense payable to Erye Trading connected to the said long-term loan.

Note 11 - NOTES PAYABLE

The Company’s subsidiary Erye has $10,080,577 and $4,563,837 of notes payables as of September 30, 2009 and December 31, 2008, respectively. Notes are payables to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.

In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies or etc. As of September 30, 2009 and December 31, 2008, $3,935,443 and $1,373,228 of restricted cash were put up for collateral for the balance of notes payable, respectively, which was approximately 39.0% of the notes payable (See notes 3) the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owned amounted to approximately $1,840,000 as of September 30, 2009 and December 31, 2008.

Note 12 – SHORT-TERM LOANS

The Company had a total of $117,360 of short-term loans as of September 30, 2009. These loans are due on demand, unsecured and interest free. The average interest rates including short-term and long-term loans (see Note 8) was approximately 5.6% for the nine months period ended September 30, 2009. During the nine months ended September 30, 2009, the Company paid the loan principal back to several Chinese banks amounted to $2,492,030.

The Company had $2,611,260 short term loans as of December 31, 2008, including bank loans amounted to $2,492,030. These loans mature in one year or less. The average interest rates were approximately 7.1% for the year ended December 31, 2008. Bank loans were collateralized by certain buildings owned by Erye with historical value of $127,749 as of December 31, 2008.

Interest expense of short-term loans for the three months ended September 30, 2009 and 2008 were $109,034 and $30,211, respectively, of which $109,034 and $19,736 were capitalized as part of construction-in-progress. Interest expense of the short-term loans for the nine months ended September 30, 2009 and 2008 amounted to $285,162 and $115,531 respectively, of which $285,162 and $105,056 were capitalized for construction in progress, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

Under the terms of the redeemable stock, the issuer has the right to redeem and the holder has the right to convert any time up to and including the fourth anniversary of the issuance. Pursuant to the FASB’s accounting standard, the redeemable stock is classified outside of permanent equity.

According to the Agreement, the series B preferred stock is subject to optional redemption at the Company’s option before the 4th anniversary of issuance date and mandatory redemption at the investors of the Company’s option thereafter. The Company may be required to repurchase the remaining series B preferred stock four years after the closing date at a per share price of the sum of (1) the original Series B issue price $2.0222 per share; (2) all accrued but unpaid annual dividends; (3) 5% of the original series B issue price per annum accrued from the occurrence of certain triggering events, such as the Company’s failure to pay annual dividends, mandatory redemption price or any other amount due, either in cash or in kind. (4)The four-percent suspendible premium which shall be deemed to have begun to accrue from the Series B Issuance date and shall continue to accrue until the date when the average closing price of the common stock over 30 consecutive trading days each with a daily trading volume of no fewer than 100,000 shares exceeds the following price thresholds: during the 2nd year from the Series B Issuance date, $1.4, during the 3rd year, $1.58, and during the 4th year, $1.72.

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

The series B redeemable stock was recorded at fair value on the date of issuance. As of September 30, 2009 and December 31, 2008, redeemable preferred stock amounted to $12,508,534. Dividend payables amounted to $1,110,346 as of September 30, 2009 and December 31, 2008. Pursuant to the optional redemption clause, the holders of the series B are be entitled to receive an annual dividend of 5% amounted to $651,129; and, the four-percent suspendible premium was accrued in the amount of $459,217, which were included in dividend payable. For the nine months periods ended September 30, 2009 and 2008, the Company recorded $0 and $952,592 dividends and accretion on the redeemable preferred stock, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The Company had fully contributed its required surplus reserve as of December 31, 2008. As of September 30, 2009, the Company has statutory surplus reserve and common welfare reserve amounted to $1,337,979 and $60,698, respectively.

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

The table below represents the detail of dividend distribution and utilization:

Dividend Declaration to	Amount

Erye Trading	$7,208,920
CBH	6,712,396

Total	$13,921,316

Dividend distributed to Erye Trading	$7,208,920
Foreign currency translation gain	493,847

Long-term loans from related party increased through dividend distributed	$7,702,767

Dividend distributed to CBH	$6,712,396
Chinese income tax applied (see Note 16)	(432,040)
Foreign currency translation gain	27,147

Additional paid-in capital increased through dividend distributed	$6,307,503

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
SEPTEMBER 30, 2009
(Unaudited)

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

The Company’s subsidiaries, Suzhou Erye was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Erye was granted income tax exemption for two years commencing from January 1, 2006, and is subject to 50% of the 25% EIT tax rate, or 12.5% from January 1, 2008 through December 31, 2010. Provision for income taxes amounted $1,416,393 and $1,008,196 for the nine months ended September 30, 2009 and 2008, respectively.

Pursuant to the China Tax Regulation No. 91 executed in 2008, the Chinese tax authority no longer granted tax credit for reinvestment in Chinese company, and the dividend paid to foreign shareholders from foreign-owned Chinese company is subjected to 10% income tax rate. Also, based on PRC Tax Regulation No. 1 item 4, only dividend declared after 2008 is subjected to 10% income tax rate. As of September 30, 2009, $432,040 income tax has been paid by CBH for the 2008 dividend distributed and reinvested to Erye as additional paid-in capital.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0	(34.0)
China income taxes rate	25.0	25.0	25.0	25.0
China income tax exemption	(12.5)	(12.5)	(12.5)	(12.5)
Other items (1)	(0.1)	1.0	1.6	1.3

Total provision for income taxes	12.4%	13.5%	14.1%	13.8%

(1)

The (0.1%) represents the $117,863 expense incurred by CBH that is not deductible in PRC, and offset by the $24,358 prior year income tax refund received by Erye for the three months ended September 30, 2009, and 1.0% represents the $67,878 expenses incurred by CBH that is not deductible in PRC for the three months ended September 30, 2008. The 1.6% represents the $1,246,357 expense incurred by CBH that is not deductible in PRC, and offset by the $24,358 prior year income tax refund received by Erye for the nine months ended September 30, 2009, and 1.3% represents the $392,349 expenses incurred by CBH that is not deductible in PRC for the nine months ended September 30, 2008.

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2009 and 2008 are $553,986 and $377,583, respectively. The net effect on income per basic outstanding share if the income tax had been applied would decrease income per share by $0.01 and $0.01 for the three months ended September 30, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2009 and 2008 are $1,416,393 and $1,008,196, respectively. The net effect on income per basic outstanding if the income tax had been applied would decrease income per share by $0.04 and $0.03 for the nine months ended September 30, 2009 and 2008, respectively.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The Company was incorporated in the United States and incurred a net operating loss for income tax purposes for 2009 and 2008. The estimated net operating loss carry forwards for United States income tax purposes amounted to $5,414,808 and $5,358,669 as of September 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted

The estimated valuation allowance for the nine months periods ended September 30, 2009 and 2008 were as follow:

Amount

Balance of December 31, 2008	$1,821,947
Increase	19,087

Balance of September 30, 2009 (unaudited)	$1,841,034

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $6.1 million as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in internationaloperations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $2,892,296 and $1,774,719 for the three months ended September 30, 2009, and $2,254,536 and $1,347,136 for the three months ended September 30, 2008. VAT on sales and VAT on purchases amounted to $7,649,272 and $5,797,836 for the nine months period ended September 30, 2009, and $6,212,023 and $4,575,536 for the same period in 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Tax payable

Taxes payable was comprised as follows as of September 30, 2009 and December 31, 2008:

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	(Unaudited)

Income tax payable	$1,869,762	$1,548,509
VAT payable	705,727	657,978
Other taxes payable	44,814	5,935

Total	$2,620,303	$2,212,422

Note 17 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation (unaudited) for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Net income from continuing operations for earnings per share	$1,908,276	$1,234,977	$3,793,005	$3,181,917

Net loss from discontinued operations for earnings per share	$(452,531)	$(78,342)	$(494,172)	$(87,369)

Weighted average shares used in basic computation	37,082,739	36,490,312	37,082,457	36,490,312
Diluted effect of stock options and warrants	12,371,214	—	12,371,214	—

Weighted average shares used in diluted computation	49,453,953	36,490,312	49,453,671	36,490,312

Earnings per share - Basic
Continuing operations	0.05	0.02	0.10	0.06

Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Basic	$0.04	$0.02	$0.09	$0.06

Earnings per share - Diluted
Continuing operations	0.04	0.02	0.08	0.06

Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Diluted	$0.03	$0.02	$0.07	$0.06

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 18 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from third parties. Accordingly, the Company incurred rent expenses amounted to $0 and $3,865 for the three months ended September 30, 2009 and 2008, respectively. The Company recognized rent expenses of $6,592 and $11,595 for the nine months periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company has no outstanding commitments in respect to non-cancelable operating leases.

Research and Development Contract

On November 5, 2007, the Company entered into a new drug development contract with a third party (“the Developer”). Pursuant to the contract, the Developer will transfer a drug patent to the Company, and also is responsible for obtaining the New Drug Certificate and the Drug Manufacturing Approval from the PRC Drug Administration Authority no later than July 1, 2009. In exchange, the Company will pay up to approximately $1,600,000 (RMB12,000,000) to the Developer. Of the total $1,600,000, approximately $933,800 and $266,800 will need to be paid before December 31, 2007 and February 25, 2008, respectively, and the final payment ranging from $0 to $400,200 (depending on the date of the Manufacturing Approval) needs to be paid no later than 10 days after the grant date of the Manufacturing Approval. Further, the two parties agreed that the Company will pay sales commission to the Developer based on the sales volume of the contracted new drug during a 10 year period after this drug is put into production. If the PRC Drug Administration Authority denies the application of the Drug Manufacturing, all payments made by the Company would be fully returned to the Company by the Developer. As of September 30, 2009, the new drug has been in the trial stage. The Company expected the developing contract to delay one more year to complete.

The Company had advanced $1,321,561 (RMB9,008,596) and $1,321,561 (RMB9,008,596) for the aforesaid contract as of September 30, 2009 and December 31, 2008, respectively.

Purchase commitment

The Company entered a Long-term purchase contract with one of its major suppliers (“Supplier A”) for the period of May 1, 2006 to April 30, 2009 and later extended to February 28, 2010. Pursuant to the contract, Erye committed to purchase a certain quantity of raw materials from Supplier A at a fixed price with VAT and pay the purchase price with bank notes or bank remittances within 30 days after the raw materials are delivered. If Supplier A could not provide the raw materials on time which resulted in the contract being in default by Supplier A, Supplier A would pay a penalty to the Company amounting to $146,500 (RMB1,000,000) and other related loss. The fixed purchase price was adjusted one time on November 18, 2008 in an amendment in which the two parties agreed that no more price increases would be allowed during the remaining period of the contract.

For the nine months ended September 30, 2009, the Company purchased raw materials from the aforesaid supplier amounted to $3,234,939 to which the Company had accounts payable in the amount of $46,940, 0.8% of total payable balance as of September 30, 2009.

Legal Proceedings

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On July 11 2009, the board of directors of the Company approved to issue 50,000 shares of common stock to a consultant for the service provided during the period from March 1, 2009 to August 15, 2009. Shares were valued at $11,500 based on the market price at the service contract signing dates.

Reconciliation of Discrepancy Shares

The Company reconciled the outstanding 25,000 shares of the Company’s Series A convertible preferred stock as of September 30, 2009 which was previously recorded as cancelled shares. The Company reconciled the outstanding 492,001 shares of common stock which was the provision for the original Globus Growth Fund that have not exchanged for CBH shares. As a result of this reconciliation, the Company adjusted $5,170 out from additional paid in capital, and allocated $250 and $4,920 to the par value of the preferred stock and the common stock, respectively.

Conversion of Series A preferred stock

In July 2009, 75,000 shares of Series A preferred stock were converted to 75,000 shares of the Company’s common stock.

Warrants

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants		Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number

1.26	12,000,000	2.64	1.26	12,000,000
1.25	1,000,000	0.34	1.25	1,000,000
1.26	7,370,298	0.44	1.26	7,370,298

	20,370,298			20,370,298

Following is a summary of the Warrant activity:

Warrants
Outstanding as of January 1, 2008	22,094,738
Granted	—
Forfeited	(1,639,833)
Exercised	—

Outstanding as of December 31, 2008	20,454,905
Granted	—
Forfeited	(84,607)
Exercised	—

Outstanding as of September 30, 2009	20,370,298

Note 20 – RESTRUCTURING

BUSINESS COMBINATIONS

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Merger with NeoStem, Inc.

As previously mentioned in Note 1, on November 2, 2008, CBH entered into an Agreement and Plan of Merger (the “Merger agreement”) with CBC, NeoStem, Inc., and CBH Acquisition LLC (“Merger Sub”). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH’s stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off will be CBH’s 51% ownership interest in Erye, plus net cash which shall not be less than $550,000.

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
SEPTEMBER 30, 2009
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
SEPTEMBER 30, 2009
(Unaudited)

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

On August 27, 2009, the Company entered into Amendment No. 2 to Agreement and Plan of Merger with NeoStem, CBC and CBH Acquisition LLC. Pursuant to the terms of the Amendment:

•	The”Exchange Ratio” is amended to 0.1921665;

•	The parties eliminated any exchange offer with respect to outstanding CBH Common Stock Purchase Warrants.

•

CBH agrees to cause Erye to use reasonable commercial efforts to obtain certain approvals from PRC regulatory authorities and certain assurances from PRC governmental authorities. However, the parties will not enter into an escrow agreement, and there will be no provision such that the consideration to be paid or issued by NeoStem in connection with the Merger is held in escrow, subject to a right of NeoStem to receive back all such consideration and rescind the Merger if any such PRC regulatory approvals are not obtained. Mr. Mingsheng Shi and Madam Jian Zhang shall use reasonable efforts to expediate the receipt of all PRC approvals and shall be paid an aggregate of 203,338 shares of NeoStem’s common stock when all PRC approvals are received.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On July 15, 2009, Neostem filed a Form S-4 in connection with the Merger and it was declared effective on October 7, 2009.

Disposal of CBC and Keyuan

Pursuant to the Amendment No. 1 to the Merger Agreement, as an additional covenant of CBH and an additional condition to NeoStem’s obligation to close, (a) no later than 15 days prior to the effective date of the Form S-4 NeoStem submitted to SEC on July 16, 2009, CBH shall have entered into a binding agreement to transfer the stock of CBC to a third party in a private transaction and (b) no later than 15 days prior to the Closing of the Merger plan with Neostem, CBH shall have consummated the transfer of all of the CBC stock to such third party, all in a manner such that, following the transfer, the only material assets and liabilities of CBH at the time of the merger shall be the Eyre Ownership and at least $550,000 cash, and CBH shall have no liabilities except transaction related expenses of $450,000 or less. All documents and accounting for such CBC sale transaction shall be reasonably acceptable to NeoStem and shall include a full release in favor of NeoStem and its affiliates from any and all claims or liabilities due or asserted to be due to CBC, Keyuan or any of their affiliates. CBH shall take appropriate action to liquidate or extinguish any intercompany debt owed to CBH or Erye by CBC or Keyuan or any of their affiliates

On July 11, 2009, the Company decided to take actions to comply with the requirements of Amendment No. 1 to the Merger Agreement and to write off the Keyuan investment. CBH has already written off Keyuan, effective August 31, 2009. On September 4, 2009, CBH entered into a trust agreement with Stephen Globus, a board member of CBH, as trustee for the benefit of the holders of the common stock of CBH. As a result of those business dispositions, the Company recorded $417,150 loss from disposal of discontinued operations, net of tax effect. Loss from discontinued operations amounted to $35,381 and $77,022 for the three and nine months ended September 30, 2009, respectively. Loss from CBC and Keyuan were $78,342 and $87,369 for the three and nine months ended September 30, 2008, respectively.

Total assets and liabilities of CBC and Keyuan were reclassified as Assets( Liabilities) held for disposal on the consolidated balance sheets as of December 31, 2008, and the major classes of such items are as follows,

December 31, 2008

Current asset	$138,845
Equipment	39,202

Total assets held for disposal	$178,047

Current liabilities	$411,351

Total liabilities held for disposal	$411,351

CHINA BIOPHARMACEUTICALS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The transactions contemplated by the Merger Agreement and the Amendment are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem’s acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement and its Amendment. If the necessary approvals for the Merger are not obtained and the Merger is not consummated, the Company will fail to comply with our agreement with RimAsia which may cause irreparable damage to our business and operations. Specials shareholders meetings of each of CBH and Neostem will be held on October 29, 2009 in order to approve the transactions contemplated by the Merger Agreement and the Amendment.

Note 21 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Biopharmaceuticals Holdings, Inc. is referred to herein as “we”, “our,”, “us”, “CBH” or “the Company”. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning the Merger Agreement we signed with Neostem Inc., our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Further information on potential factors that could affect our business is described under the heading “Risks Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On July 15, 2009, Neostem filed a registration statement on Form S-4 in connection with the Merger, which was declared effective on October 7, 2009. On July 11, 2009, the Company decided to take actions to comply with the requirements of the Merger Agreement and its amendment and to spin off or dissolve CBC and to write off CBC’s 90% owned subsidiary Keyuan Pharmaceutical R&D Co., Ltd. On September 4, 2009, the Company entered into a trust agreement as settlors with Stephen Globus as trustee for the benefit of the holders of the common stock of the Company (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company transferred all issued and outstanding stock of CBC to the Trust for the benefit of all CBH shareholders for the purpose of winding down the operations of CBC.

As of August 27, 2009, the Company entered into an Amendment No. 2 to Agreement and Plan of Merger with NeoStem, CBC and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary (“Amendment No. 2”). Pursuant to the terms of the Amendment No. 2:

•	The”Exchange Ratio” is amended to 0.1921665;

•	The parties eliminated any exchange offer with respect to outstanding CBH Common Stock Purchase Warrants.

•

CBH agrees to cause Erye to use reasonable commercial efforts to obtain certain approvals from PRC regulatory authorities and certain assurances from PRC governmental authorities. However, the parties will not enter into an escrow agreement, and there will be no provision such that the consideration to be paid or issued by NeoStem in connection with the Merger is held in escrow, subject to a right of NeoStem to receive back all such consideration and rescind the Merger if any such PRC regulatory approvals are not obtained.Mr. Mingsheng Shi and Madam Jian Zhang shall use reasonable efforts to expediate the receipt of all PRC approvals and shall be paid an aggregate of 203,338 shares of NeoStem’s common stock when all PRC approvals are received.

The transactions contemplated by the Merger Agreement and the Amendment are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem’s acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement and its Amendment. If the necessary approvals for the Merger are not obtained and the Merger is not consummated, the Company will fail to comply with our agreement with RimAsia which may cause irreparable damage to our business and operations. Specials shareholders meetings of each of CBH and Neostem will be held on October 29, 2009 in order to approve the transactions contemplated by the Merger Agreement and the Amendment.

For more detailed information regarding the Merger, please refer to the Form S-4/A filed on October 6, 2009 at http://www.sec.gov/Archives/edgar/data/320017/000114420409051713/v161358_s4a.htm#tSJPSP.

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

In addition the Company accounts for an regarding uncertainty in Income Taxeswhere a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements..

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the accounting standard regarding fair value of financial instruments and related fair value measurements. Those accounting standard established a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result , 20,370,298 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

NONCONTROLLING INTERESTS

Effective January 1, 2009, the Company adopted an accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In the accompanying financial statements, financial results related to the divested operations of CBC and Keyuan are presented as discontinued operations. Previously reported amounts have been restated to present the divested operations in a manner consistent with the current period presentation. Unless otherwise noted, discussions and amounts throughout these notes relate to CBH’s continuing operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUE

Revenue for the three months ended September 30, 2009 was $17,051,816 while the revenue for the three months ended September 30, 2008 was $12,512,711, representing an approximately 36.3% increase. The increase is mainly attributed to the increase in production and sales of prescription drugs, which has increased 34.8% compared with the same period of 2008. The Company has improved its sales structure, sales policy and expanded the market of products to include products with higher gross profit and sales volume. The sales of the major products have increased 54.0% compared with the same period of 2008.The sales agent have increased 36.4% compared with the same period of 2008 Taking advantage of the government’s new policy, especially the provincial online purchase system, the Company has made significant progress in expanding its sales market. Sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China. More than 60% drug categories of the Company have been allowed to enter the New Rural Cooperative Medical Insurance System, through which the Company realized stable growth.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2009 was $11,129,366 as compared to $8,596,513 for the three months ended September 30, 2008. Cost of goods sold as a percentage of sales revenues was approximately 65.3% for the three months ended June 30, 2009 compared to approximately 68.7% for the three months ended September 30, 2008. The increase in cost of goods sold in terms of dollar amount is associated with the increase of sales.

GROSS PROFIT

Gross profit in the three months ended September 30, 2009 amounted to $5,922,450, as compared to $3,916,198 for the three months ended September 30, 2008, representing approximately 51.2% increase. The gross profit margin for the three months ended September 30, 2009 was 34.7% compared to approximately 31.3% for the three months ended September 30, 2008. The increase is attributed primarily by the Company’s increased sales of products of higher gross margin replacing products with lower gross margin, especially the high margin products in Cephems and Penicilin. The sales of powders for injection (Cephems) and of Penicillin still play a dominant role. The sales volume for all products has increased 20.1% compared with the same period of 2008, which has lower the fixed cost per product unit and the entire product cost decreased and improved the profit margin as a result.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2009 amounted to $1,408,707 as compared to $1,206,976 for the three months ended September 30, 2008, representing 16.7% decrease.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended September 30, 2009 were $76,035 as compared to $30,620 for the three months ended September 30, 2008. Erye has been working on its research and development projects and one major project has reached the clinical trial stage as of September 30, 2009. As a result, the research and development expenses associated with such projects increased.

INCOME FROM OPERATIONS

Income from operations in the three months ended September 30, 2009 amounted to $4,513,743, as compared to $2,709,222 for the three months ended September 30, 2008, representing approximately 66.6% increase. The increase is mainly attributable by Erye’s strong performance in sales revenue

OTHER INCOME (EXPENSE)

Other expense net of other expense was $53,931 for the three months ended September 30, 2009, with $143,739 increase compared with $89,808 other income for the three months ended September 30, 2008. The main reason of the increase was attributed by the loss recognized from change in fair value of warrants for the three months ended September 30, 2009 after adopting the new accounting standard.

PROVISION FOR INCOME TAX

Provision for income tax for the three months ended September 30, 2009 and 2008 were $554,133 and $377,583, respectively with 46.7% increase. The increase is due to Erye’s strong performance in sales revenue and the related income tax increased.

LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST

Loss from discontinued operations for the three months ended September 30, 2009 and 2008 were $35,381 and $78,342, respectively, improved by 54.8%, and represented the operating results of Keyuan and CBC for the aforesaid periods.

Loss from disposal of discontinued operations for the three months ended September 30, 2009 and 2008 were $417,150 and $0, respectively, and this change was because the Company discontinued Keyuan and spun-off CBC in the 3rd quarter of 2009.

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS

Net income available to common shareholders for the three months ended September 30, 2009 was $1,455,745 compared to $838,327 for the three months ended September 30, 2008, representing 73.6% increase. The net income increase is mainly attributed by sales increase and gross profit margin improved through Erye’s strong performance for the three months ended September 30, 2009. The Company has improved its sales structure, reorganized their sales teams and sales direction based on the National Medical Reform Proposal. The Company has also integrated its customer’s resources and purchasing power, which helped it make the significant progress in sales.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUE

Revenue for the nine months ended September 30, 2009 was $45,042,881 compared with $36,767,712 for the nine months ended September 30, 2008, representing an approximately 22.5% increase. The increase is mainly attributed to the increase in production and sales of prescription drugs, which has increased 33.9% compared with the same period of 2008. The Company has improved its sales structure, sales policy and expanded the market of products to include products with higher gross profit and sales volume. The sales of the major products have increased 54.0% compared with the same period of 2008. The sales agent have increased 36.4% compared with the same period of 2008 taking advantage of the government’s new policy, especially the provincial online purchase system, the Company has made significant progress in expanding its sales market. Sales volume has leaped in pace with the deepening of the reform of medical insurance system in rural areas of China. More than 60% drug categories of the Company have been allowed to enter the New Rural Cooperative Medical Insurance System, through which the Company realized stable growth.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2009 was $29,760,088 as compared to $25,522,533 for the nine months ended September 30, 2008. Cost of goods sold as a percentage of sales revenues was approximately 66.1% for the nine months ended September 30, 2008 compared to approximately 69.4% for the nine months ended September 30, 2008. The increase in cost of goods sold in terms of dollar amount is associated with the increase of sales.

GROSS PROFIT

Gross profit in the six months ended September 30, 2009 amounted to $15,282,793, as compared to $11,245,179 for the nine months ended September 30, 2008, representing approximately 35.9% increase. The gross profit margin for the nine months ended September 30, 2009 was 33.9% compared to approximately 30.6% for the nine months ended September 30, 2008. The increase is attributed primarily to the Company’s increased sales of products of higher gross margin replacing products with lower gross margin, especially the high margin products in Cephems and Penicilin. The sales of powders for injection (Cephems) and of Penicillin still play a dominant role. The sales volume has increased 20.1% compared with the same period of 2008, which has lower the fixed cost per product unit and the entire product cost decreased and improved the profit margin as a result.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2009 was $4,238,743 as compared to $3,704,172 for the nine months ended September 30, 2008, representing 14.4% increase. The increase of operation expenses is related to the increase of sales. In particular, selling expense increased 18.7% for nine months ended September 30, 2009 compared with the same period of 2008, among which the travel expense .meals and entertainment expense and shipping and handling cost etc. all increased signficantly, which were related to visiting customers in wider sales markets more frequently.

RESEARCH AND DEVELOPMENT

Research and development costs for the nine months ended September 30, 2009 were $312,098 as compared to $279,909 for the nine months ended September 30, 2008. Erye has been working on its research and development projects and one major project has reached the clinical trial stage as of September 30, 2009. As a result the research and development expenses associated with such projects decreased.

INCOME FROM OPERATIONS

Income from operations in the nine months ended September 30, 2009 amounted to $11,044,050, as compared to $7,541,007 for the nine months ended September 30, 2008, representing approximately 46.5% increase. The increase is mainly attributable by Erye’s strong performance in sales revenue.

OTHER INCOME (EXPENSE)

Other expense net of other expense was $992,909 for the nine months ended September 30, 2009, with $985,950 increase compared with $6,959 other expense for the nine months ended September 30, 2008. The main reason of the increase was attributed by the $1,005,774 loss recognized from change in fair value of warrants for the nine months ended September 30, 2009 after adopting the new accounting standard..

PROVISION FOR INCOME TAX

Provision for income tax for the nine months ended September 30, 2009 and 2008 were $1,416,391 and $1,008,196, respectively with 40.5% increase. The increase is due to Erye’s strong performance in sales revenue and the related income tax increased.

LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST

Loss from discontinued operations for the nine months ended September 30, 2009 and 2008 were $77,022 and $87,369, respectively, improved by 11.8%, and represented the operating results of Keyuan and CBC for the aforesaid periods..

Loss from disposal of discontinued operations for the three months ended September 30, 2009 and 2008 were $417,150 and $0, respectively, and this change was because the Company discontinued Keyuan and spun-off CBC in the 3rd quarter of 2009.

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS

Net income available to common stock shareholders for the nine months ended September 30, 2009 was $3, 298,833 compared to $2,141,956 for the nine months ended September 30, 2008, representing 54.0% increase. The net income increase is mainly attributed by sales increase and gross profit margin improved through Erye’s strong performance for the nine months ended September 30, 2009. The Company has improved its sales structure, reorganized their sales teams and sales direction based on the National Medical Reform Proposal. The Company has also integrated its customer’s resources and purchasing power, which helped it make the significant progress in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, total current assets were $25,452,069 and total current liabilities were $21,402,824. Cash and cash equivalents on September 30, 2009 was $2,847,192, an increase of $2,376,520 from the $470,672 reported on December 31, 2008. The increase in cash and can equivalents is mainly attributable to the increase in sales revenue of Erye and the receivable collections which increased.

For the nine months ended September 30, 2009, net cash provided by continuing operating activities was $13,887,596. Cash provided by operating activities results primarily from the Erye’s strong performance in sales and increase in its profit margin. Erye has paid $2,832,755 more for its inventories in order to produce sufficient products for the busy sales season

Net cash used in investing activities and financing activities were $6,086,702 and $5,452,046, respectively, for the nine month ended September 30, 2009. Cash provided by investing activities during the period was mainly contributed by the withdrawal $4,414,048 from the short-term investment account of Erye. The Company also used $7,344,624 for the construction of the new plant, and purchases of equipment, and lent $2,741,233 out as loans. During the nine months ended September 30, 2009, Net cash used in financing activities was mainly due to Erye repayment of $2,492,030 short-term bank loans and deposited $2,560,294 more in bank accounts for the notes payable issued.

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

The total expenditure of the new factory project and the relocation of Erye is estimated up to $29,340,000 (RMB200,000,000), of which approximately $15.84 millon has been spent to date.

OUTLOOK

Our Company has entered into a Merger Agreement with Neostem and expects to complete the Merger on the fourth quarter of 2009, subject to receipt of all necessary approvals.

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

Since 1994 China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. As of September 30, 2009, the value of the Renminbi to the U.S. dollar was translated at 6.82 RMB to $1.00 USD.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified significant deficiencies related to the following:

1. Insufficient U.S.GAAP qualified accounting and finance personnel.

As U.S. GAAP closing process relates to non-routine transactions and estimates, we didn’t have sufficient and skilled accounting and finance personnel necessary to close our books under U.S.GAAP at our subsidiaries in China because of the differences between two accounting policies, and on the other hand, the accounting personnel aren’t familiar with U.S.GAAP and lack training. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weakness described above.

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

As disclosed in our Management’s Annual Report on Internal Control over Financial Reporting filed with the 2008 Form 10-K, the Company’s management has identified the steps necessary to address the material weaknesses described above and we are in the process to have the remediation procedures implemented.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2009, except as described below, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

We are continuing to build our accounting resources in response to the weaknesses. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2009, the Company issued 50,000 shares of its common shares to a consultant in consideration for services rendered. The issuance was deemed to be exempt under Regulation D and Section 4(2) of the 1933 Securities Act, as amended.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Filed herewith ** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMACEUTICALS HOLDINGS, INC.
By: /s/ Chris Peng Mao

Name: Chris Peng Mao
Title: Chief Executive Officer
Date: October 29, 2009
By: /s/ ZHANG Jian

Name: ZHANG Jian
Title: Chief Financial Officer
Date: October 29, 2009